Form 10-Q
period 2017-06-30
ENDRA Life Sciences Inc.
filed 2017-08-07
CIK 1681682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 3, 2017, there were 3,907,027 shares of our Common Stock, par value $0.0001 per share, outstanding.

ENDRA LIFE SCIENCES INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2017

        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENDRA Life Sciences Inc.
Condensed Balance Sheets

	June 30,	December 31,
Assets	2017	2016
Assets	(Unaudited)
Cash	$7,524,071	$144,953
Prepaid expenses	4,200	-
Inventory	133,422	40,105
Other current assets	10,806	10,535
Total Current Assets	7,672,500	195,594
Other Assets
Fixed assets, net	272,066	295,168
Total Assets	$7,944,565	$490,761

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$162,302	$434,552
Notes payable	-	50,000
Convertible notes payable, related party, net of discount	-	99,804
Convertible notes payable, net of discount	-	800,172
Total Current Liabilities	162,302	1,384,528
Total Liabilities	162,302	1,384,528

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding at June 30, 2017 and December 31, 2016	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,907,027 and 723,335 shares issued and outstanding at June 30, 2017 and December 31, 2016	390	72
Stock payable	-	81,000
Additional paid in capital	22,473,759	11,543,634
Accumulated deficit	(14,691,886)	(12,518,473)
Total Stockholders’ Equity (Deficit)	7,782,263	(893,767)
Total Liabilities and Stockholders’ Equity (Deficit)	$7,944,565	$490,761

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENDRA Life Sciences Inc.
Condensed Statements of Operations
 (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Revenue	$57,772	$-	$57,772	$-

Cost of Goods Sold	51,427	-	51,427	-

Gross Profit	$6,345	$-	$6,345	$-

Operating Expenses
Research and development	174,726	103,640	270,540	198,877
Sales and marketing	6,904	5,724	8,028	10,157
General and administrative	882,570	384,948	1,146,330	658,734
Total operating expenses	1,064,200	494,312	1,424,898	867,768

Operating loss	(1,057,855)	(494,312)	(1,418,553)	(867,768)

Other Expenses
Loss on warrant exercise	-	-	-	(5,823)
Interest expense	(373,936)	(234,802)	(754,860)	(235,000)
Total other expenses	(373,936)	(234,802)	(754,860)	(240,823)

Loss from operations before income taxes	(1,431,791)	(729,114)	(2,173,413)	(1,108,591)

Provision for income taxes	-	-	-	-

Net Loss	$(1,431,791)	$(729,114)	$(2,173,413)	$(1,108,591)

Net loss per share – basic and diluted	$(0.59)	$(1.01)	$(1.37)	$(1.53)

Weighted average common shares – basic and diluted	2,437,010	723,335	1,584,906	723,233

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENDRA Life Sciences Inc.
Condensed Statements of Cash Flows
 (Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(2,173,413)	$(1,108,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,964	32,272
Common stock, options and warrants issued for services	306,184	87,240
Additional warrants issued during exchange	-	5,823
Amortization of discount of convertible debt	711,472	215,693
Imputed interest on promissory notes	1,480	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(4,200)	-
Increase in inventory	(93,317)	(21,375)
Increase in other assets	(271)	(439)
Increase (decrease) in accounts payable and accrued liabilities	(157,619)	19,918
Net cash used in operating activities	(1,378,720)	(769,459)

Cash Flows from Investing Activities:
Purchases of fixed assets	(7,862)	-
Net cash used in investing activities	(7,862)	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	8,590,700	5,000
Proceeds from notes payable	-	50,000
Repayment of notes payable	(50,000)	-
Proceeds from convertible notes	225,000	1,199,448
Net cash provided by financing activities	8,765,700	1,254,448

Net increase in cash	7,379,118	484,989

Cash, beginning of period	144,953	19,128

Cash, end of period	$7,524,071	$504,117

Supplemental disclosures:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosures of non-cash Items:
Discount on convertible notes	$225,000	$-
Common shares to be issued for accrued salaries - related parties	$-	$60,910
Conversion of convertible notes	$1,951,200	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

ENDRA Life Sciences Inc.
Notes to Condensed Financial Statements
For the three and six months ended June 30, 2017 and 2016
(Unaudited)

Note 1 – Nature of the Business

ENDRA Life Sciences Inc. (“ENDRA” or the “Company”) is developing a medical imaging technology based on the thermoacoustic effect that improves the sensitivity and specificity of clinical ultrasound.

On May 8, 2017, the Company effected a one-for-3.5 reverse stock split (the “Reverse Split”) of the Company’s common stock, with no reduction in authorized capital stock. In the Reverse Split, every 3.5 outstanding shares of common stock became one share of common stock. See Note 6 below.

All common stock and stock incentive plan information in these financial statements reflect the Reverse Split.

ENDRA was incorporated on July 18, 2007 as a Delaware corporation. ENDRA Life Sciences Canada Inc. was organized under the laws of Ontario, Canada on July 6, 2017, and is wholly owned by the Company.

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

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. The balance sheet at December 31, 2016 has been derived from the audited financial statements at such date. For further information, refer to the financial statements and footnotes thereto included in ENDRA Life Sciences Inc. annual financial statements for the year ended December 31, 2016 included in Amendment No. 10 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 1, 2017.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of June 30, 2017 and December 31, 2016, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company periodically determines whether a reserve should be taken for devaluation or obsolescence of inventory. As of June 30, 2017 and December 31, 2016, no such reserve was taken.

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

Research and Development Costs

The Company follows ASC 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the three and six months ended June 30, 2017, the Company incurred $174,726 and $270,540 of expenses related to research and development costs, respectively. During the three and six months ended June 30, 2016, the Company incurred $103,640 and $198,877 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 3,176,262 and 1,346,441 potentially dilutive shares, which include outstanding common stock options, warrants, and convertible notes, as of June 30, 2017 and December 31, 2016, respectively.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	June 30, 2017	December 31, 2016
Options to purchase common stock	928,121	151,881
Warrants to purchase common stock	2,248,141	152,812
Convertible notes	-	1,041,748
Potential equivalent shares excluded	3,176,262	1,346,441

Fair Value Measurements

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in our balance sheet, where it is practicable to estimate that value. As of June 30, 2017 and December 31, 2016, the amounts reported for cash, accrued liabilities and accrued interest approximated fair value because of their short maturities.

In accordance with ASC Topic 820, “Fair Value Measurements and Disclosures,” the Company measure certain financial instruments at fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.

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

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The carrying amounts of the Company’s financial assets and liabilities, including cash, prepaid expenses, accounts payable, accrued expenses, and other current liabilities, approximate their fair values because of the short maturity of these instruments. The fair value of notes payable and convertible notes approximates their fair values since the current interest rates and terms on these obligations are the same as prevailing market rates.

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan, which has been approved by its board of directors, permits the grant of share options and shares to its employees, consultants and non-employee members of the board of directors for up to 1,345,074 shares of common stock, of which approximately 500,000 remain available to be granted. The Company records share-based compensation in accordance with the provisions of the Share-based Compensation Topic of the FASB Codification. The guidance requires the use of option-pricing models that require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model, and the resulting charge is expensed using the straight-line attribution method over the vesting period. The Company has elected to use the calculated value method to account for the options it issued in 2017 (prior to commencement on June 28, 2017 of public trading in the Company’s common stock) and in 2016. A nonpublic entity that is unable to estimate the expected volatility of the price of its underlying share may measure awards based on a “calculated value,” which substitutes the volatility of appropriate public companies (representative of the company’s size and industry) as a bench mark for the volatility of the entity’s own share price. Prior to June 28, 2017, there was no active market for the Company’s common shares. The Company has used the historical closing values of these companies to estimate volatility, which was calculated to be 90%.

Stock compensation expense recognized during the period is based on the value of share-based awards that were expected to vest during the period adjusted for estimated forfeitures. The estimated fair value of grants of stock options and warrants to non-employees of the Company is charged to expense, if applicable, in the financial statements. These options vest in the same manner as the employee options granted under the stock incentive plan as described above.

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

●
Variations in something other than the fair value of the issuer’s equity shares, for example, a financial instrument indexed to the S&P 500 and settleable with a variable number of the issuer’s equity shares; or

●
Variations inversely related to changes in the fair value of the issuer’s equity shares, for example, a written put that could be net share settled.  If the entity determined the instrument meets the guidance under ASC 480 the instrument is accounted for as a liability with a respective debt discount. The Company records debt discounts in connection with raising funds through the issuance of promissory notes (see Note 5). These costs are amortized to noncash interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a limited operating history and had a cumulative net loss from inception to June 30, 2017 of $14,691,886. The Company had working capital of $7,510,198 as of June 30, 2017. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended June 30, 2017 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources could be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that will supersede nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company is currently in the process of analyzing the information necessary to determine the impact of adopting this new guidance on its financial position, results of operations, and cash flows. The Company plans to adopt the provisions of this statement in the first quarter of fiscal 2018.

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

Note 3 – Inventory

As of June 30, 2017 and 2016, inventory consisted of raw materials to be used in the assembly of a Nexus 128 system. As of June 30, 2017 the Company had one order pending for the sale of a Nexus 128 system, and as of June 30, 2016 there were no orders pending for such units.

Note 4 – Fixed Assets

As of June 30, 2017 and December 31, 2016, fixed assets consisted of the following:

	June 30, 2017	December 31, 2016
Computer equipment and fixtures	$579,179	$571,318
Accumulated depreciation	(307,113)	(276,150)
Fixed assets, net	$272,066	$295,168

Depreciation expense for the three months ended June 30, 2017 and 2016 was $15,274 and $16,091, respectively. Depreciation expense for the six months ended June 30, 2017 and 2016 was $30,964 and $32,272, respectively.

Note 5 – Current Liabilities

As of June 30, 2017 and December 31, 2016, current liabilities consisted of the following:
	June 30, 2017	December 31, 2016
Accounts payable	$132,646	$227,744
Accrued payroll	-	105,258
Accrued employee benefits	29,656	29,552
Accrued interest	-	71,998
Notes payable	-	50,000
Convertible notes, related party, net of discount	-	99,804
Convertible notes, net of discount	-	800,172
Total	$162,302	$1,384,528

On January 28, 2016, the Company entered into promissory notes with three investors for a total amount of $50,000.  The notes matured one year from the issue date, accrued no interest and were payable at maturity. Prior to the maturity date, the Company and the promissory note holders agreed to extend the maturity date of all three notes to July 31, 2017, on the same terms as previously agreed. The Company accounted for imputed interest of $493 and $1,480 for the three and six months ended June 30, 2017, respectively, which was calculated at a rate of 8% per annum, consistent with other notes issued by the Company. During the three-month period ended June 30, 2017, the promissory notes were repaid in full to all holders.

During 2016, the Company entered into convertible promissory notes with approximately 60 investors for a total principal amount of $1,386,448, $132,000 of which were purchased by related parties (the “2016 Notes”). On March 15, 2017, the Company extended the 2016 Notes offering by $250,000. The extension was made available only to existing noteholders and obtained subscriptions for $225,000. Pursuant to the terms of the 2016 Notes, noteholders holding a majority of the outstanding principal amount of the 2016 Notes elected to convert the principal and accrued interest on all outstanding 2016 Notes into shares of the Company’s common stock at a conversion price of $1.40 per share immediately prior to the Company’s initial public offering. 1,232,859 shares of the Company’s common stock were issued upon such conversion (see Note 6). In connection with the issuance of the 2016 Notes, the Company recorded a debt discount at an initial aggregate value of $1,611,448, of which $359,745 and $711,472 was amortized during the three and six months ended June 30, 2017, respectively, resulting in a debt discount balance of $0 as of June 30, 2017. The Company accrued interest expenses of $14,495 and $42,633 for the three- and six-month periods ended June 30, 2017, respectively.

In connection with the funding of the IPO, on May 12, 2017, the principal and interest due under the Company’s convertible notes, in an aggregate amount of $1,726,079, was converted into 1,232,859 shares of the Company’s common stock. The purchasers of the convertible notes are subject to lock-up requirements with respect to the conversion shares for periods that expire on May 9, 2018.

Note 6 – Capital Stock

At June 30, 2017, the authorized capital of the Company consisted of 60,000,000 shares of capital stock, consisting of 50,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

Reverse Stock Split

On May 8, 2017, the Company filed a certificate of amendment (the “Certificate of Amendment”) to its certificate of incorporation with the Secretary of State of the State of Delaware to effect the Reverse Split of the Company’s common stock, with no reduction in authorized capital stock. Pursuant to the terms of the Certificate of Amendment, the Reverse Split became effective at 11:59 p.m. Eastern Time on May 8, 2017. In the Reverse Split, every 3.5 outstanding shares of common stock became one share of common stock. No fractional shares were issued in connection with the Reverse Split. Subject to the terms of the Certificate of Amendment, stockholders who were otherwise entitled to receive a fractional share of common stock received one whole share of common stock.

The Reverse Split was previously approved by holders of a majority of the Company’s issued and outstanding common stock. All common stock and stock incentive plan information in these financial statements has been restated to reflect this split.

Initial Public Offering of Units

The Company’s Registration Statement on Form S-1, as amended (Reg. No. 333-214724), was declared effective by the Securities and Exchange Commission (the “SEC”) on May 8, 2017, and the Company’s Registration Statement on Form S-1 (Reg. No. 333-217788), which was filed on May 8, 2017 with the SEC pursuant to Rule 462(b) of the Securities Act of 1933, as amended (the “Securities Act”), became effective upon filing. These registration statements registered the securities offered in the Company’s initial public offering (the “IPO”). In the IPO, the Company sold 1,932,000 units at a price to the public of $5.00 per unit, including the full exercise of the underwriters’ option to purchase additional units. Each unit consisted of one share of the Company’s common stock and a warrant to purchase a share of the Company’s common stock at an exercise price of $6.25 per share. The warrants terminate on May 12, 2022.

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

The shares of common stock and warrants initially traded together on the Nasdaq Capital Market as units under the symbol “NDRAU”.

Effective at 12:01 a.m. on June 28, 2017, each of the Company’s units issued in the IPO separated into one share of the Company’s common stock and a warrant to purchase a share of the Company’s common stock. Following separation, the common stock and warrants included in the units commenced trading on The Nasdaq Capital Market separately under the symbols “NDRA” and “NDRAW,” respectively, and trading of the units under the symbol “NDRAU” was suspended.

Conversion of Convertible Notes

In connection with the funding of the IPO, on May 12, 2017, the principal and interest due under the Company’s convertible notes, in an aggregate amount of $1,726,079, was converted into 1,232,859 shares of the Company’s common stock. The purchasers of the convertible notes are subject to lock-up requirements with respect to the conversion shares for periods that expire on May 9, 2018.

During the six months ended June 30, 2017, the Company issued 18,833 shares of common stock for services valued at $94,165 to a firm owned by David Wells, the Company’s Chief Financial Officer.

As of June 30, 2017, there were 3,907,027 shares of common stock issued and outstanding and no preferred stock outstanding.

Note 7 – Stock Options and Warrants

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the 2016 Omnibus Incentive Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The fair value of these stock options granted by the Company during the three months ended June 30, 2017 was determined to be $3,198,853 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 90%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 4 to 8 years. A summary of option activity under the Company’s stock options as of June 30, 2017, and changes during the six-month period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2016	151,890	$9.99	2.47
Granted	791,216	4.94	7.77
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(14,985)	10.02	-
Balance outstanding at June 30, 2017	928,121	$5.69	6.95
Exercisable at June 30, 2017	144,110	$8.92	3.14

During the six months ended June 30, 2017, in connection with the closing of the IPO, the Company issued to the underwriters and their designees warrants to purchase an aggregate of 154,560 shares of the Company’s common stock (the “Underwriters’ Warrants”) at an exercise price of $6.25 per share with an expiration date of May 8, 2022. The Underwriters’ Warrants become exercisable on November 8, 2017.

During the six months ended June 30, 2017, the Company granted warrants to purchase 10,000 shares of common stock with an exercise price of $5.50 per share for services. The warrants vest in six monthly installments beginning on June 12, 2017. The fair value of these warrants was determined to be $27,779 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 90%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years. During the six months ended June 30, 2017, $5,823 was expensed.

The following table summarizes all stock warrant activity of the Company for the six months ended June 30, 2017:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2016	152,828	$5.41	3.30
Granted	2,096,563	6.25	4.86
Exercised	-	-	-
Forfeited	-	-	-
Expired	(1,250)	10.02	-
Balance outstanding at June 30, 2017	2,248,141	$7.11	4.72
Exercisable at June 30, 2017	2,085,245	$7.18	4.72

 Note 8 – Commitments & Contingencies

Office Lease

Effective January 1, 2015, the Company entered into an office lease agreement with Green Court, LLC, a Michigan limited liability company, for approximately 3,657 rentable square feet of space, for the initial monthly rent of $5,986, which commenced on January 1, 2015 for an initial term of 60 months. Under the terms of the lease the Company has an option on the same space for an additional 60-month term. Future minimum payments under this lease are as follows:

2017	$37,657
2018	77,348
2019	79,269
Total	$194,274

For the three- and six-month periods ended June 30, 2017, the Company incurred rent expenses of $12,732 and $31,700, respectively. For the three- and six-month periods ended June 30, 2016, the Company incurred rent expenses of $18,959 and $37,124, respectively.

Employment and Consulting Agreements

On November 11, 2007, the Company entered into an at-will employment agreement with Michael Thornton, its Chief Operating Officer (now its Chief Technology Officer). The employment agreement required annual base salary payments of $200,000 per year, with a bonus potential of 20% of the then current base salary. In addition, the executive was granted an option to purchase 29,429 shares of Company's common stock exercisable at $10.01 per share, vesting in 3 equal annual installments on each anniversary of its three year term. The agreement also provided for severance compensation if terminated other than for cause (as defined therein) of 6 months of the then applicable base salary if he had been employed at least 6 months, and compensation equal to 12 months of the then applicable base salary if employed over 12 months. Effective May 12, 2017, the Company and Mr. Thornton entered into a new employment agreement, as described below.

On August 28, 2014, the Company entered into a services agreement with StoryCorp Consulting dba Wells Compliance Group (“StoryCorp”) for financial reporting and compliance services. David R. Wells is the owner of this firm and is the Company’s Chief Financial Officer. The services agreement called for monthly payments of $5,000, and accrued an additional $3,000 per month in fees to be paid by common stock at the time of a public offering. The accrued balance due under the cash portion as of June 30, 2017 and December 31, 2016 was $0 and $25,000, respectively, and the accrued balance due under the stock portion was $0 and $81,000, respectively. Effective May 12, 2017, the Company entered into a consulting agreement with StoryCorp that superseded the services agreement, as described below.

On April 16, 2015, the Company entered into an at-will employment agreement with Francois Michelon, its Chief Executive Officer. The employment agreement required annual base salary payments of $250,000 per year with a bonus potential of 50% of the then current base salary. In addition, the executive was granted an option to purchase 35,499 shares of Company’s common stock exercisable at $10.01 per share, vesting in 3 equal annual installments on each anniversary of its three year term. The agreement also provided for severance compensation if terminated other than for cause (as defined therein) of 6 months of the then applicable base salary if he has been employed at least 6 months, and compensation equal to 12 months of the then applicable base salary if employed over 12 months. Effective May 12, 2017, the Company and Mr. Michelon entered into a new employment agreement, as described below.

Effective as of May 12, 2017, upon the closing of the IPO, the Company entered into amended and restated employment agreements with Mr. Michelon and Mr. Thornton. Mr. Michelon’s employment agreement provides for an annual base salary of $325,000 and eligibility for an annual cash bonus up to a percentage of such base salary (in 2016, up to 35% of his base salary then in effect). Mr. Thornton’s employment agreement provides for an annual base salary of $245,000 and eligibility for an annual cash bonus up to a percentage of such base salary (in 2016, up to 22% of his base salary then in effect). The employment agreements also provide for eligibility to receive benefits substantially similar to those of the Company’s other senior executive officers.

Pursuant to the employment agreements, in connection with the closing of the IPO, Mr. Michelon and Mr. Thornton were granted stock options to purchase 339,270 and 345,298 shares of the Company’s common stock, respectively, which, taken together with the number of shares such officer already held, equaled 5.0% of the Company’s total issued and outstanding shares of common stock on a fully diluted basis following the IPO and underwriters’ exercise of their overallotment option. The stock options have a weighted average exercise price of approximately $4.96, and vest in three equal annual installments beginning on May 12, 2018.

Effective as of May 12, 2017, the Company entered into a consulting agreement with StoryCorp, pursuant to which Mr. Wells will continue to provide services to the Company as its Chief Financial Officer. Pursuant to the consulting agreement, the Company will pay to StoryCorp a monthly fee of $9,000. Additionally, pursuant to the consulting agreement, the Company granted to Mr. Wells a stock option to purchase 15,000 shares of common stock in connection with the closing of the IPO, having an exercise price per share equal to $5.00 (the price per unit to the public in the IPO) and vesting in twelve equal quarterly installments, and will grant to Mr. Wells a stock option to purchase the same number of shares of common stock with the same terms on each annual anniversary of the date of the consulting agreement. The consulting agreement supersedes the services agreement previously in effect between the Company and StoryCorp.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. Management believes that there are no current legal matters that would have a material effect on the Company’s financial position or results of operations.

Note 9 – Subsequent Events

ENDRA Life Sciences Canada Inc. was organized under the laws of Ontario, Canada on July 6, 2017, and is wholly owned by the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, the terms “we,” “us,” “our,” “ENDRA” and the “Company” refer to ENDRA Life Sciences Inc., a Delaware corporation. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and related notes thereto in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals and product launches. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our ability to develop a commercially feasible technology; receipt of necessary regulatory approvals; our ability to find and maintain development partners, market acceptance of our technology, the amount and nature of competition in our industry; our ability to protect our intellectual property; and the other risks and uncertainties described in the Risk Factors section of our Quarterly Report on Form 10-Q for the period ended March 31, 2017, as filed with the SEC on June 21, 2017, and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

We expect that the first-generation TAEUS application will be a standalone ultrasound accessory designed to cost-effectively quantify fat in the liver and stage progression of non-alcoholic fatty liver disease, or (“NAFLD”), which can only be achieved today with impractical surgical biopsies or MRI scans. Subsequent TAEUS offerings are expected to be implemented via a second generation hardware platform that can run multiple clinical software applications that we will offer TAEUS users for a one-time licensing fee – adding ongoing customer value to the TAEUS platform and a growing software revenue stream for our Company.

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

In April 2016, we entered into a Collaborative Research Agreement with General Electric Company, acting through its GE Healthcare business unit and the GE Global Research Center (collectively, “GE Healthcare”). Under the terms of the agreement, GE Healthcare has agreed to assist us in our efforts to commercialize our TAEUS technology for use in a fatty liver application by, among other things, providing equipment and technical advice, and facilitating introductions to GE Healthcare clinical ultrasound customers. In return for this assistance, we have agreed to afford GE Healthcare certain rights of first offer with respect to manufacturing and licensing rights for the target application. More specifically, we have agreed that, prior to commercially releasing our NAFLD TAEUS application, we will offer to negotiate an exclusive ultrasound manufacturer relationship with GE Healthcare for a period of at least one year of commercial sales. The commercial sales would involve, within our sole discretion, either our Company commercially selling GE Healthcare ultrasound systems as the exclusive ultrasound system with our TAEUS fatty liver application embedded, or GE Healthcare being the exclusive ultrasound manufacturer to sell ultrasound systems with our TAEUS fatty liver application embedded. The agreement is subject to termination by either party upon not less than 60 days’ notice. On April 21, 2017, we and GE Healthcare entered into an amendment to our agreement, extending its term by one year to April 22, 2018.

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

Share-based Compensation

Our 2016 Omnibus Incentive Plan, which has been approved by our board of directors, permits the grant of share options and shares to our employees, consultants and non-employee members of our board of directors for up to 1,345,074 shares of common stock. We record share-based compensation in accordance with the provisions of the Share-based Compensation Topic of the FASB Codification. The guidance requires the use of option-pricing models that require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model which uses certain assumptions related to risk-free interest rates, expected volatility, expected life of the common stock options, and future dividends, and the resulting charge is expensed using the straight-line attribution method over the vesting period.

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

Results of Operations

Three Months Ended June 30, 2017 and 2016

Revenues

We had revenue of $57,772 for the three months ended June 30, 2017, as compared to $0 for the three months ended June 30, 2016. The revenue was a result of product service fees generated from our installed base of Nexus 128 laboratory imaging systems in the three months ended June 30, 2017.

Cost of Goods Sold

Cost of goods sold was $51,427 and $0 for the three months ended June 30, 2017 and 2016, respectively. The cost of goods sold was a result of product service materials required for the service of a unit in our installed base of Nexus 128 laboratory imaging systems. Gross margin was approximately 11% for the three months ended June 30, 2017.

Research and Development

Research and development expenses were $174,726 for the three months ended June 30, 2017, as compared to $103,640 for the three months ended June 30, 2016, an increase of $71,086, or 69%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses increased from the same period for the prior year due primarily to increased wages and employment related expenses.

Sales and Marketing

Sales and marketing expenses were $6,904 for the three months ended June 30, 2017, as compared to $5,724 for the three months ended June 30, 2016, an increase of $1,180, or 21%. Currently our marketing efforts for our pre-clinical business are through distributors in China, the European Union, Australia and the United Kingdom, our website and attendance of key industry meetings. Our future clinical business will involve hiring and training additional staff to support our sales efforts. As we seek to complete the development and commercialization of our TAEUS applications, we intend to build a small sales and marketing team to train and support global ultrasound distributors, as well as execute traditional marketing activities such as promotional materials, electronic media and participation in industry conferences.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2017 were $882,570, an increase of $497,622, or 129%, compared to $384,948 for the three months ended June 30, 2016. General and administrative expenses increased due to an increase in headcount and one-time expenses related to the IPO. Our wage and related expenses for the three months ended June 30, 2017 were $372,440, compared to $158,112 for the three months ended June 30, 2016. Wage and related expenses in the three month period ended June 30, 2017 included $218,528 of stock compensation expense related to the issuance and vesting of options, compared to $0 of stock compensation expense for the same period in 2016. Our professional fees for the three months ended June 30, 2017 were $414,444, compared to $178,520 for the three months ended June 30, 2016.

Net loss

As a result of the foregoing, for the three months ended June 30, 2017, we recorded a net loss of $1,431,791 compared to a net loss of $729,114 for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 and 2016

Revenues

We had revenue of $57,772 for the six months ended June 30, 2017, as compared to $0 for the six months ended June 30, 2016. The revenue was a result of product service fees generated from our installed base of Nexus 128 laboratory imaging systems for the six months ended June 30, 2017.

Cost of Goods Sold

Cost of goods sold was $51,427 and $0 for the six months ended June 30, 2017 and 2016, respectively. The cost of goods sold was a result of product service materials required for the service of a unit in our installed base of Nexus 128 laboratory imaging systems. Gross margin was approximately 11% for the six months ended June 30, 2017.

Research and Development

Research and development expenses were $270,540 for the six months ended June 30, 2017, as compared to $198,877 for the six months ended June 30, 2016, an increase of $71,663, or 36%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses increased from the same period for the prior year due primarily due to increased wages and employment related expenses.

Sales and Marketing

Sales and marketing expenses were $8,028 for the six months ended June 30, 2017, as compared to $10,157 for the six months ended June 30, 2016, a decrease of $2,129, or 21%. The decrease was primarily due to reduced commissions paid on the sale of our Nexus 128 system. Currently our marketing efforts for our pre-clinical business are through distributors in China, the European Union, Australia and the United Kingdom, our website and attendance of key industry meetings. Our future clinical business will involve hiring and training additional staff to support our sales efforts. As we seek to complete the development and commercialization of our TAEUS applications, we intend to build a small sales and marketing team to train and support global ultrasound distributors, as well as execute traditional marketing activities such as promotional materials, electronic media and participation in industry conferences.

General and Administrative

Our general and administrative expenses for the six months ended June 30, 2017 were $1,146,330, an increase of $487,597, or 74%, compared to $658,734 for the six months ended June 30, 2016. General and administrative expenses increased due to an increase in headcount and one-time expenses related to the IPO. Our wage and related expenses for the six months ended June 30, 2017 were $499,206, compared to $317,512 for the six months ended June 30, 2016. Wage and related expenses in the six month period ended June 30, 2017 included $239,225 of stock compensation expense related to the issuance and vesting of options, compared to $69,240 of stock compensation expense for the same period in 2016. Our professional fees for the six months ended June 30, 2017 were $486,916, compared to $234,945 for the six months ended June 30, 2016.

Net loss

As a result of the foregoing, for the six months ended June 30, 2017, we recorded a net loss of $2,173,413 compared to a net loss of $1,108,591 for the six months ended June 30, 2016.

Liquidity and Capital Resources

To date, we have generated only limited revenues from sales of our Nexus 128 system. We have funded our operations to date through private and public sales of our securities. As of June 30, 2017, we had $7,524,071 in cash. In May 2017, we completed the IPO, raising net proceeds of approximately $8.6 million after deducting offering expenses of approximately $773,000 in underwriting discounts, commissions and expenses and approximately $297,000 in offering expenses payable by the Company.

The financial statements included in this Form 10-Q have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the six months ended June 30, 2017, the Company incurred net losses of $2,173,413, and used cash in operations of $1,378,720. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Operating Activities

During the six months ended June 30, 2017, the Company used $1,378,720 of cash in operating activities primarily as a result of its net loss of $2,173,413, offset by amortization of discount of convertible debt of $711,472, share-based compensation of $306,184, $30,964 in depreciation and amortization expenses, and net changes in operating assets and liabilities of $(255,407).

During the six months ended June 30, 2016, the Company used $769,459 of cash in operating activities primarily as a result of its net loss of $1,108,591, offset in part by net changes in operating assets and liabilities of $(1,896), $32,272 in depreciation and amortization expense, $87,240 in non-cash stock compensation expense, amortization of discount of convertible debt of $215,693, and additional warrants of $5,823 issued during the warrant exchange program, pursuant to which the Company issued warrants to participating warrant holders in exchange for such participants’ exercising their then-held warrants.

Investing Activities

During the six months ended June 30, 2017, the Company used $7,862 in investing activities related to purchase of equipment. There were no investing activities for the six months ended June 30, 2016.

Financing Activities

During the six months ended June 30, 2017, financing activities provided $8,590,700 in proceeds from the IPO and $225,000 in proceeds from convertible notes. The Company used $50,000 in repayments of notes payable.

During the six months ended June 30, 2016, financing activities provided $1,254,448, including $5,000 from common stock issued for cash, $50,000 in proceeds from notes payable, and $1,199,448 in proceeds from convertible notes.

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

We believe that our existing cash, taking into account the net proceeds of our IPO, will be sufficient for us to fund the development and regulatory approval and to prepare for the commercialization of our NAFLD TAEUS application in the European Union. It is possible that we will not achieve the progress that we expect because the actual costs and timing of completing the development and regulatory approvals for a new medical device are difficult to predict and are subject to substantial risks and delays. We have no committed external sources of funds. We do not expect that our existing cash will be sufficient for us to complete the commercialization of our NAFLD TAEUS application or to complete the development of any other TAEUS application and we will need to raise substantial additional capital for those purposes. As a result, we will need to finance our future cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the section of our Quarterly Report on Form 10-Q for the period ended March 31, 2017 entitled “Risk Factors” and elsewhere in this Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of June 30, 2017: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three month period ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking resolutions to improve our controls and procedures in an effort to remediate the deficiency described above.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial conditions. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2017, as filed with the Securities and Exchange Commission on June 21, 2017. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Stock Options and Warrants

On May 12, 2017, we granted to Francois Michelon, Chief Executive Officer and Chairman, and Michael Thornton, Chief Technology Officer, stock options to purchase 307,310 and 313,338 shares of our common stock, respectively. The stock options have an exercise price of $5.00 per share, a term of eight years, and vest in three equal annual installments beginning on May 12, 2018.

On May 12, 2017, we granted to David Wells, Chief Financial Officer, two tranches of stock options to purchase an aggregate of 22,000 shares of our common stock with an exercise price of $5.00 per share. The first tranche, a stock option with respect to 7,000 shares of common stock, has a term of five years and was fully vested upon grant. The second tranche, a stock option with respect to 15,000 shares of common stock, has a term of four years and vests in twelve equal quarterly installments beginning on August 12, 2017. On the same date, we issued 18,833 shares of our common stock for services to a firm owned by Mr. Wells.

On May 12, 2017, we granted to each of Michael Harsh, Alexander Tokman, Anthony DiGiandomenico and Sanjiv Gambhir, non-employee directors, a stock option to purchase 12,000 shares of our common stock. Each stock option has an exercise price of $5.00 per share, has a term of five years, and was fully vested upon grant.

On May 12, 2017, the Company granted to MZHCI, LLC warrants to purchase 10,000 shares of common stock for services. The warrants have an exercise price of $5.50 per share, have a term of three years, and vest in six equal monthly installments.

On June 9, 2017, we granted to each of Mr. Michelon and Mr. Thornton a stock option to purchase 31,960 shares of common stock. Each stock option has an exercise price of $4.55 per share, has a term of eight years, and vests in three equal annual installments beginning on May 12, 2018.

On June 9, 2017, we granted to each of the two members of its Scientific Advisory Board a stock option to purchase 15,824 shares of common stock. Each stock option has an exercise price of $4.55 per share, has a term of eight years, and vests as follows: one-fourth of the option immediately, one-half of the option on December 31, 2017, and one-fourth of the option on December 31, 2018.
All of the stock options described above were granted in reliance upon an available exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), including those contained in Section 4(a)(2) thereof or in Regulation D promulgated thereunder.

All of the stock options described above were granted pursuant to our 2016 Omnibus Incentive Plan. On June 21, 2017, we filed with the SEC a Registration Statement on Form S-8 to register 1,345,074 shares of our common stock issuable pursuant to our 2016 Omnibus Incentive Plan, including the shares issuable pursuant to the above described stock options.

Use of Proceeds from Offering of Registered Securities

On May 8, 2017, our Registration Statement on Form S-1, as amended (Reg. No. 333-193522), was declared effective by the SEC and, on May 8, 2017, our Registration Statement on Form S-1 (Reg. No. 333-217788) became effective upon filing with the SEC. Each such Registration Statement was filed in connection with our initial public offering, pursuant to which we sold 1,932,000 units, each consisting of one share of our common stock and a warrant to purchase one share of our common stock, at a price to the public of $5.00 per unit, which amount includes the full exercise of the underwriters’ option to purchase additional units. Each warrant is exercisable for a share of our common stock at a price of $6.25 per share. The offering closed on May 12, 2017 and the underwriters exercised their overallotment option as of May 22, 2017, as a result of which we raised net proceeds of approximately $8.6 million after deducting approximately $773,000 in underwriting discounts, commissions and expenses and approximately $297,000 in offering expenses payable by us. National Securities Corporation and Dougherty & Company LLC were the underwriters for the offering. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service.

The common stock and warrants comprising each unit separated and began trading separately on June 28, 2017. At such time, our units were cancelled and ceased to be listed on the Nasdaq Capital Market.

There has been no material change in the planned use of proceeds from our initial public offering as described in the final prospectus filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 10, 2017.

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

ENDRA LIFE SCIENCES INC.
(Registrant)

Date: August 7, 2017	By:	/s/ Francois Michelon
Name: Francois Michelon
Title: Chief Executive Officer and Chairman (Principal Executive Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 12, 2017)
3.2
Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-214724), as amended, originally filed on November 21, 2016)

4.1
Specimen Certificate representing shares of common stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-214724), as amended, originally filed on November 21, 2016)

4.2
Form of Warrant Agreement and Warrant comprising a part of the Company’s units issued in its initial public offering (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-214724), as amended, originally filed on November 21, 2016)

4.3
Form of Underwriters’ Warrant issued to certain designees of the underwriters in the Company’s 2017 initial public offering (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-214724), as amended, originally filed on November 21, 2016)

4.4	Form of Unit Certificate (incorporated by reference to Exhibit 4.10 to the Company’s Registration Statement on Form S-1 (File No. 333-214724), as amended, originally filed on November 21, 2016)
4.5
Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.8 to the Company’s Registration Statement on Form S-1 (File No. 333-214724), as amended, originally filed on November 21, 2016)

10.1
Amendment to Collaborative Research Agreement, dated April 21, 2017, by and between the Company and General Electric Company (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-214724), as amended, originally filed on November 21, 2016)

10.2†
Amended and Restated Employment Agreement, dated May 12, 2017, by and between the Company and Francois Michelon (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 12, 2017)

10.3†
Amended and Restated Employment Agreement, dated May 12, 2017, by and between the Company and Michael Thornton (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 12, 2017)

10.4†
Consulting Agreement, dated May 12, 2017, by and between the Company and StoryCorp Consulting (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 12, 2017)

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
_____________
† Indicates management compensatory plan, contract or arrangement