Form 10-Q
period 2017-09-30
ENDRA Life Sciences Inc.
filed 2017-11-14
CIK 1681682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑                               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

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

As of November 14, 2017, there were 3,907,027 shares of our Common Stock, par value $0.0001 per share, outstanding.

ENDRA LIFE SCIENCES INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2017

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENDRA Life Sciences Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
Assets	2017	2016
Assets	(Unaudited)
Cash	$6,977,462	$144,953
Prepaid expenses	101,254	-
Inventory	131,679	40,105
Other current assets	12,422	10,535
Total Current Assets	7,222,817	195,594
Other Assets
Fixed assets, net	256,909	295,168
Total Assets	$7,479,726	$490,761

Liabilities and Stockholders’ Equity (Deficit)
Current Liabilities
Accounts payable and accrued liabilities	$312,042	$434,552
Notes payable	-	50,000
Convertible notes payable, related party, net of discount	-	99,804
Convertible notes payable, net of discount	-	800,172
Total Current Liabilities	312,042	1,384,528
Total Liabilities	312,042	1,384,528

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,907,027 and 723,335 shares issued and outstanding at September 30, 2017 and December 31, 2016	390	72
Stock payable	-	81,000
Additional paid in capital	22,768,089	11,543,634
Accumulated deficit	(15,600,795)	(12,518,473)
Total Stockholders’ Equity (Deficit)	7,167,684	(893,767)
Total Liabilities and Stockholders’ Equity (Deficit)	$7,479,726	$490,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended	Three Months Ended	Nine months Ended	Nine months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Revenue	$287,000	$-	$344,772	$-

Cost of Goods Sold	118,270	-	169,697	-

Gross Profit	$168,730	$-	$175,075	$-

Operating Expenses
Research and development	300,527	137,540	571,066	336,417
Sales and marketing	47,375	16,040	55,403	26,197
General and administrative	731,762	451,530	1,878,093	1,110,263
Total operating expenses	1,079,664	605,110	2,504,562	1,472,877

Operating loss	(910,934)	(605,110)	(2,329,487)	(1,472,877)

Other Expenses
Loss on warrant exercise	-	-	-	(5,823)
Interest expense	(2,026)	(372,789)	(752,835)	(607,789)
Total other expenses	(2,026)	(372,789)	(752,835)	(607,789)

Loss from operations before income taxes	(908,908)	(977,898)	(3,082,322)	(2,086,490)

Provision for income taxes	-	-	-	-

Net Loss	$(908,908)	$(977,898)	$(3,082,322)	$(2,086,490)

Net loss per share – basic and diluted	$(0.23)	$(1.35)	$(1.30)	$(2.88)

Weighted average common shares – basic and diluted	3,907,027	723,335	2,367,452	723,266

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Nine months Ended	Nine months Ended
	September 30,	September 30,
	2017	2016
Cash Flows from Operating Activities
Net loss	$(3,082,322)	$(2,086,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,121	48,612
Common stock, options and warrants issued for services	600,514	199,723
Additional warrants issued during exchange	-	5,823
Amortization of discount of convertible debt	711,472	561,812
Imputed interest on promissory notes	1,480	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(101,254)	-
Increase in inventory	(91,574)	(21,375)
Increase in other assets	(1,887)	(439)
Increase (decrease) in accounts payable and accrued liabilities	(7,879)	19,918
Net cash used in operating activities	(1,925,329)	(769,459)

Cash Flows from Investing Activities:
Purchases of fixed assets	(7,862)	-
Net cash used in investing activities	(7,862)	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	8,590,700	5,000
Proceeds from notes payable	-	50,000
Repayment of notes payable	(50,000)	-
Proceeds from convertible notes	225,000	1,386,448
Net cash provided by financing activities	8,765,700	1,441,448

Net increase in cash	6,832,509	56,415

Cash, beginning of period	144,953	19,128

Cash, end of period	$6,977,462	$75,543

Supplemental disclosures:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosures of non-cash Items:
Discount on convertible notes	$225,000	$-
Common shares to be issued for accrued salaries - related parties	$-	$60,910
Conversion of convertible notes and accrued interest	$1,726,079	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2017 and 2016
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

Principles of Consolidation

The Company’s consolidated financial statements include all accounts of the Company and its consolidated subsidiaries and/or entities as of reporting period ending date(s) and for the reporting period(s) then ended. All inter-company balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. The balance sheet at December 31, 2016 has been derived from the audited financial statements at such date. For further information, refer to the financial statements and footnotes thereto included in ENDRA Life Sciences Inc. annual financial statements for the year ended December 31, 2016 included in Amendment No. 10 to the Company’s Registration Statement on Form S-1 filed with the SEC on May 1, 2017.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents. As of September 30, 2017 and December 31, 2016, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits.

Inventory

The Company’s inventory is stated at the lower of cost or estimated realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company periodically determines whether a reserve should be taken for devaluation or obsolescence of inventory. As of September 30, 2017 and December 31, 2016, no such reserve was taken.

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

Revenue Recognition

The Company recognizes revenue in accordance with the requirements of ASC 605-10-599, which directs that it should recognize revenue when (1) persuasive evidence of an arrangement exists (contracts); (2) delivery has occurred; (3) the seller’s price is fixed or determinable (per the customer’s contract); and (4) collectability is reasonably assured (based upon our credit policy). For products sold to end-users revenue is recognized when title has passed to the customer and collectability is reasonably assured; and no further efforts are required. Future revenue from anticipated new products will follow this same policy.

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

Research and Development Costs

The Company follows ASC 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the three and nine months ended September 30, 2017, the Company incurred $300,527 and $571,066 of expenses related to research and development costs, respectively. During the three and nine months ended September 30, 2016, the Company incurred $137,540 and $336,417 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 3,186,262 and 1,346,441 potentially dilutive shares, which include outstanding common stock options, warrants, and convertible notes, as of September 30, 2017 and December 31, 2016, respectively.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	September 30, 2017	December 31, 2016
Options to purchase common stock	938,121	151,881
Warrants to purchase common stock	2,248,141	152,812
Convertible notes	-	1,041,748
Potential equivalent shares excluded	3,186,262	1,346,441

Fair Value Measurements

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in our balance sheet, where it is practicable to estimate that value. As of September 30, 2017 and December 31, 2016, the amounts reported for cash, accrued liabilities and accrued interest approximated fair value because of their short maturities.

In accordance with ASC Topic 820, “Fair Value Measurements and Disclosures,” the Company measures certain financial instruments at fair value on a recurring basis. ASC Topic 820 defines fair value, established a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements.

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

Debt Discount

The Company determines if the convertible debenture should be accounted for as liability or equity under ASC 480, Liabilities — Distinguishing Liabilities from Equity. ASC 480 applies to certain contracts involving a company’s own equity, and requires that issuers classify the following freestanding financial instruments as liabilities: mandatorily redeemable financial instruments, obligations that require or may require repurchase of the issuer’s equity shares by transferring assets (e.g., written put options and forward purchase contracts), and certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has a limited operating history and had a cumulative net loss from inception to September 30, 2017 of $15,600,795. The Company had working capital of $6,910,775 as of September 30, 2017. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended September 30, 2017 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources could be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

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

Note 3 – Inventory

As of September 30, 2017 and 2016, inventory consisted of raw materials to be used in the assembly of a Nexus 128 system. As of September 30, 2017 and 2016 the Company had no orders pending for the sale of a Nexus 128 system.

Note 4 – Fixed Assets

As of September 30, 2017 and December 31, 2016, fixed assets consisted of the following:

	September 30, 2017	December 31, 2016
Computer equipment and fixtures	$579,179	$571,318
Accumulated depreciation	(322,270)	(276,150)
Fixed assets, net	$256,909	$295,168

Depreciation expense for the three months ended September 30, 2017 and 2016 was $15,157 and $16,324, respectively. Depreciation expense for the nine months ended September 30, 2017 and 2016 was $46,121 and $48,612, respectively.

Note 5 – Current Liabilities

As of September 30, 2017 and December 31, 2016, current liabilities consisted of the following:

	September 30, 2017	December 31, 2016
Accounts payable	$228,266	$227,744
Accrued payroll	16,324	105,258
Accrued employee benefits	67,452	29,552
Accrued interest	-	71,998
Notes payable	-	50,000
Convertible notes, related party, net of discount	-	99,804
Convertible notes, net of discount	-	800,172
Total	$312,042	$1,384,528

On January 28, 2016, the Company entered into promissory notes with three investors for a total amount of $50,000.  The notes matured one year from the issue date, accrued no interest and were payable at maturity. Prior to the maturity date, the Company and the promissory note holders agreed to extend the maturity date of all three notes to July 31, 2017, on the same terms as previously agreed. The Company accounted for imputed interest of $0 and $1,480 for the three and nine months ended September 30, 2017, respectively, which was calculated at a rate of 8% per annum, consistent with other notes issued by the Company. During the nine-month period ended September 30, 2017, the promissory notes were repaid in full to all holders.

During 2016, the Company entered into convertible promissory notes with approximately 60 investors for a total principal amount of $1,386,448, $132,000 of which were purchased by related parties (the “2016 Notes”). On March 15, 2017, the Company extended the 2016 Notes offering by $250,000. The extension was made available only to existing noteholders and obtained subscriptions for $225,000. Pursuant to the terms of the 2016 Notes, noteholders holding a majority of the outstanding principal amount of the 2016 Notes elected to convert the principal and accrued interest on all outstanding 2016 Notes into shares of the Company’s common stock at a conversion price of $1.40 per share immediately prior to the Company’s initial public offering. 1,232,859 shares of the Company’s common stock were issued upon such conversion (see Note 6). In connection with the issuance of the 2016 Notes, the Company recorded a debt discount at an initial aggregate value of $1,611,448, of which $0 and $711,472 was amortized during the three and nine months ended September 30, 2017, respectively, resulting in a debt discount balance of $0 as of September 30, 2017. The Company had interest expenses of $0 and $42,633 for the three- and nine-month periods ended September 30, 2017, respectively.

In connection with the funding of the IPO, on May 12, 2017, the principal and interest due under the Company’s convertible notes, in an aggregate amount of $1,726,079, was converted into 1,232,859 shares of the Company’s common stock. The purchasers of the convertible notes are subject to lock-up requirements with respect to the conversion shares for periods that expire on May 9, 2018.

Note 6 – Capital Stock

At September 30, 2017, the authorized capital of the Company consisted of 60,000,000 shares of capital stock, consisting of 50,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

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

During the nine months ended September 30, 2017, the Company issued 18,833 shares of common stock for services valued at $94,165 to a firm owned by David R. Wells, the Company’s Chief Financial Officer.

As of September 30, 2017, there were 3,907,027 shares of common stock issued and outstanding and no preferred stock outstanding.

Note 7 – Stock Options and Warrants

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the 2016 Omnibus Incentive Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The fair value of these stock options granted by the Company during the nine months ended September 30, 2017 was determined to be $3,241,392 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 90%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 4 to 8 years. A summary of option activity under the Company’s stock options as of September 30, 2017, and changes during the nine-month period then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2016	151,890	$9.99	2.47
Granted	801,216	4.93	7.53
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(14,985)	10.02	-
Balance outstanding at September 30, 2017	938,121	$5.67	6.71
Exercisable at September 30, 2017	144,110	$8.92	2.89

During the nine months ended September 30, 2017, in connection with the closing of the IPO, the Company issued to the underwriters and their designees warrants to purchase an aggregate of 154,560 shares of the Company’s common stock (the “Underwriters’ Warrants”) at an exercise price of $6.25 per share with an expiration date of May 8, 2022. The Underwriters’ Warrants become exercisable on November 8, 2017.

During the nine months ended September 30, 2017, the Company granted warrants to purchase 10,000 shares of common stock with an exercise price of $5.50 per share for services. The warrants vest in six monthly installments beginning on June 12, 2017. The fair value of these warrants was determined to be $27,779 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 90%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years. During the nine months ended September 30, 2017, $20,834 was expensed.

The following table summarizes all stock warrant activity of the Company for the nine months ended September 30, 2017:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term
Balance outstanding at December 31, 2016	152,828	$5.41	3.30
Granted	2,096,563	6.25	4.61
Exercised	-	-	-
Forfeited	-	-	-
Expired	(1,250)	10.02	-
Balance outstanding at September 30, 2017	2,248,141	$7.11	4.47
Exercisable at September 30, 2017	2,089,411	$7.18	4.46

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

2017	$17,904
2018	77,348
2019	79,269
Total	$174,521

For the three- and nine-month periods ended September 30, 2017, the Company incurred rent expenses of $20,828 and $52,527, respectively. For the three- and nine-month periods ended September 30, 2016, the Company incurred rent expenses of $18,562 and $55,687, respectively.

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

On August 28, 2014, the Company entered into a services agreement with StoryCorp Consulting dba Wells Compliance Group (“StoryCorp”) for financial reporting and compliance services. David R. Wells is the owner of this firm and is the Company’s Chief Financial Officer. The services agreement called for monthly payments of $5,000, and accrued an additional $3,000 per month in fees to be paid by common stock at the time of a public offering. The accrued balance due under the cash portion as of September 30, 2017 and December 31, 2016 was $0 and $25,000, respectively, and the accrued balance due under the stock portion was $0 and $81,000, respectively. Effective May 12, 2017, the Company entered into a consulting agreement with StoryCorp that superseded the services agreement, as described below.

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

None.

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

Subsequent to the period ended September 30, 2017 we announced that we have partnered with StarFish Medical (“StarFish”), Canada’s largest medical device development and contract manufacturing company, and CriTech Research Inc. (“CriTech”), a U.S. firm specializing in medical device software development, to commence productization of our TAEUS device targeting Non-Alcoholic Fatty Liver Disease (NAFLD). The agreements call for StarFish and CriTech to provide us with the specialized engineering resources necessary to translate our current prototype TAEUS device into a clinical product meeting CE regulatory requirements required for commercial launch in the European Union, targeted for 2018, followed by FDA submission for the U.S. market. StarFish is an ISO 13485 certified product engineering firm with offices in Victoria, British Columbia and Toronto, Ontario dedicated to the medical device and life science marketplace. CriTech Research Inc., headquartered in Saline, Michigan, has more than 20 years of experience in the development and testing of safety-critical software for medical devices. CriTech is certified to ISO13485 and ISO 9001 for software development.

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

Results of Operations

Three Months Ended September 30, 2017 and 2016

Revenues

We had revenue of $287,000 for the three months ended September 30, 2017, as compared to $0 for the three months ended September 30, 2016. The revenue was a result of the sale of one of our Nexus 128 laboratory imaging systems in the three months ended September 30, 2017.

Cost of Goods Sold

Cost of goods sold was $118,270 and $0 for the three months ended September 30, 2017 and 2016, respectively. The cost of goods sold was a result of direct costs associated with the sale of one of our Nexus 128 laboratory imaging systems. Gross margin was approximately 59% for the three months ended September 30, 2017.

Research and Development

Research and development expenses were $300,527 for the three months ended September 30, 2017, as compared to $137,540 for the three months ended September 30, 2016, an increase of $162,987, or 119%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses increased from the same period for the prior year due primarily to increased wages and employment related expenses.

Sales and Marketing

Sales and marketing expenses were $47,375 for the three months ended September 30, 2017, as compared to $16,040 for the three months ended September 30, 2016, an increase of $31,335, or 195%. The increase was primarily due to commissions paid on the sale of our Nexus 128 system. Currently our marketing efforts for our pre-clinical business are coordinated and led by a recently hired full-time employee who is responsible for the sales of our Nexus 128 systems, as well as coordinating sales through distributors in China, the European Union, Australia and the United Kingdom, our website and attendance of key industry meetings. Our future clinical business will involve hiring and training additional staff to support our sales efforts. As we seek to complete the development and commercialization of our TAEUS applications, we intend to build a small sales and marketing team to train and support global ultrasound distributors, as well as execute traditional marketing activities such as promotional materials, electronic media and participation in industry conferences.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2017 were $731,763, an increase of $280,533, or 62%, compared to $451,530 for the three months ended September 30, 2016. General and administrative expenses increased due to an increase in headcount and related operations after our IPO in May 2017. Our wage and related expenses for the three months ended September 30, 2017 were $376,810, compared to $231,918 for the three months ended September 30, 2016. Wage and related expenses in the three month period ended September 30, 2017 included $183,473 of stock compensation expense related to the issuance and vesting of options, compared to $103,483 of stock compensation expense for the same period in 2016. Our professional fees for the three months ended September 30, 2017 were $201,733, compared to $149,454 for the three months ended September 30, 2016.

Net loss

As a result of the foregoing, for the three months ended September 30, 2017, we recorded a net loss of $908,908 compared to a net loss of $977,898 for the three months ended September 30, 2016.

Nine months Ended September 30, 2017 and 2016

Revenues

We had revenue of $344,772 for the nine months ended September 30, 2017, as compared to $0 for the nine months ended September 30, 2016. The revenue was a result of the sale of one of our Nexus 128 laboratory imaging systems, and product service fees generated from our installed base of Nexus 128 laboratory imaging systems, for the nine months ended September 30, 2017.

Cost of Goods Sold

Cost of goods sold was $169,697 and $0 for the nine months ended September 30, 2017 and 2016, respectively. The cost of goods sold was a result of direct costs associated with the sale of one of our Nexus 128 laboratory imaging systems, and product service materials required for the service of a unit in our installed base of Nexus 128 laboratory imaging systems. Gross margin was approximately 51% for the nine months ended September 30, 2017.

Research and Development

Research and development expenses were $571,066 for the nine months ended September 30, 2017, as compared to $336,417 for the nine months ended September 30, 2016, an increase of $234,649, or 70%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses increased from the same period for the prior year due primarily to increased wages and employment related expenses.

Sales and Marketing

Sales and marketing expenses were $55,403 for the nine months ended September 30, 2017, as compared to $26,197 for the nine months ended September 30, 2016, an increase of $29,206, or 111%. The increase was primarily due to commissions paid on the sale of our Nexus 128 system. Currently our marketing efforts for our pre-clinical business are through distributors in China, the European Union, Australia and the United Kingdom, our website and attendance of key industry meetings. Our future clinical business will involve hiring and training additional staff to support our sales efforts. As we seek to complete the development and commercialization of our TAEUS applications, we intend to build a small sales and marketing team to train and support global ultrasound distributors, as well as execute traditional marketing activities such as promotional materials, electronic media and participation in industry conferences.

General and Administrative

Our general and administrative expenses for the nine months ended September 30, 2017 were $1,878,093, an increase of $767,830, or 69%, compared to $1,110,263 for the nine months ended September 30, 2016. General and administrative expenses increased due to an increase in headcount and one-time expenses related to the IPO. Our   wage and related expenses for the nine months ended September 30, 2017 were $876,016, compared to $549,429 for the nine months ended September 30, 2016. Wage and related expenses in the nine month period ended September 30, 2017 included $422,698 of stock compensation expense related to the issuance and vesting of options, compared to $172,723 of stock compensation expense for the same period in 2016. Our professional fees for the nine months ended September 30, 2017 were $688,649, compared to $384,399 for the nine months ended September 30, 2016.

Net loss

As a result of the foregoing, for the nine months ended September 30, 2017, we recorded a net loss of $3,082,322 compared to a net loss of $2,086,490 for the nine months ended September 30, 2016.

Liquidity and Capital Resources

To date, we have generated only limited revenues from sales of our Nexus 128 system. We have funded our operations to date through private and public sales of our securities. As of September 30, 2017, we had $6,977,462 in cash. In May 2017, we completed the IPO, raising net proceeds of approximately $8.6 million after deducting offering expenses of approximately $773,000 in underwriting discounts, commissions and expenses and approximately $297,000 in offering expenses payable by the Company.

We believe that cash on hand at September 30, 2017 and other potential sources of cash, including revenues we generate from sales of our Nexus 128 system, will be sufficient to fund our current operations into the fourth quarter of 2018. We plan to explore potential financing options that may be available to us, including additional sales of our common stock. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If the Company is unable to obtain additional financing in a timely fashion and on terms acceptable to the Company, the Company’s financial condition and results of operations may be materially adversely affected and the Company may not be able to continue operations or execute its commercialization plan.

The financial statements included in this Form 10-Q have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the nine months ended September 30, 2017, the Company incurred net losses of $3,082,322, and used cash in operations of $1,925,329. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern for one year from the issuance of the financial statements. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Operating Activities

During the nine months ended September 30, 2017, the Company used $1,925,329 of cash in operating activities primarily as a result of its net loss of $3,082,322, offset by amortization of discount of convertible debt of $711,472, share-based compensation of $600,514, $46,121 in depreciation and amortization expenses, and net changes in operating assets and liabilities of $(202,594).

During the nine months ended September 30, 2016, the Company used $769,459 of cash in operating activities primarily as a result of its net loss of $2,086,490, offset in part by net changes in operating assets and liabilities of $(114,513), $48,612 in depreciation and amortization expense, $199,723 in non-cash stock compensation expense, amortization of discount of convertible debt of $561,812, and additional warrants of $5,823 issued during the warrant exchange program, pursuant to which the Company issued warrants to participating warrant holders in exchange for such participants’ exercising their then-held warrants.

Investing Activities

During the nine months ended September 30, 2017, the Company used $7,862 in investing activities related to purchase of equipment. There were no investing activities for the nine months ended September 30, 2016.

Financing Activities

During the nine months ended September 30, 2017, financing activities provided $8,590,700 in proceeds from the IPO and $225,000 in proceeds from convertible notes. The Company used $50,000 in repayments of notes payable.

During the nine months ended September 30, 2016, financing activities provided $1,441,448, including $5,000 from common stock issued for cash, $50,000 in proceeds from notes payable, and $1,386,448 in proceeds from convertible notes.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of September 30, 2017: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three month period ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking resolutions to improve our controls and procedures in an effort to remediate the deficiency described above.

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

ENDRA LIFE SCIENCES INC.
(Registrant)

Date: November 14, 2017	By:	/s/ Francois Michelon
Name: Francois Michelon
Title: Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 14, 2017	By:	/s/ David Wells
Name: David Wells
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 12, 2017)
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