Form 10-K/A
period 2017-12-31
ENDRA Life Sciences Inc.
filed 2018-04-13
CIK 1681682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

As of March 14, 2018, there were 3,923,027 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ENDRA LIFE SCIENCES INC.
TABLE OF CONTENTS

Amendment No. 1 to Annual Report on Form 10-K/A

Explanatory Note	3
PART III
Item 11. Executive Compensation	4
PART IV
Item 15. Exhibits, Financial Statements and Schedules	8

EXPLANATORY NOTE

ENDRA Life Sciences Inc. is filing this Amendment No. 1 to Annual Report on Form 10-K/A to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2017 as filed with the Securities and Exchange Commission (the “SEC”) on March 20, 2018 (the “Original Report”). The principal purposes of this Amendment No. 1 are to include in the Summary Compensation Table under Part III, Item 11 (i) the amounts of bonuses not yet determined at the time of the filing of the Original Report and (ii) the amounts of option awards granted in May 2017 in connection with the Company’s initial public offering that were inadvertently omitted from the Summary Compensation Table in the Original Report. Accordingly, this Amendment No. 1 hereby amends and restates Part III, Item 11 of the Original Report as set forth below. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment No. 1 hereby amends and restates Part IV, Item 15 of the Original Report, adding as exhibits currently dated certifications of the principal executive officer and the principal financial officer.

No attempt has been made in this Amendment No. 1 to modify or update the other disclosures presented in the Original Report. This Amendment No. 1 does not reflect events occurring after the filing of the Original Report or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Report and our other filings with the SEC.

As used in this Amendment No. 1, unless the context otherwise requires, the terms “ENDRA,” “we,” “us,” “our,” and the “Company” refer to ENDRA Life Sciences Inc., a Delaware corporation.

PART III

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

The following table sets forth information concerning the compensation earned by the individual that served as our principal executive officer during 2017 and our two most highly compensated executive officers other than the individual who served as our principal executive officer during 2017 (collectively, the “named executive officers”):

2017 Summary Compensation Table

Name & Position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	All Other Compensation ($)	Total ($)
Francois Michelon	2017	347,452	(3)	93,275	-	1,378,076	-	1,818,803
Chief Executive Officer	2016	262,152		-	-	-	-	262,152
Michael Thornton	2017	272,086	(4)	44,198	-	1,402,537	-	1,728,305
Chief Technology Officer	2016	218,056		-	-	-	-	218,056
David R. Wells (5)	2017	92,000		10,000	94,165	72,907	-	269,072
Chief Financial Officer	2016	60,000		-	-	-	-	60,000

(1)
The amounts shown in this column indicate the grant date fair value of stock awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see notes 2 and 6 included in Part II, Item 8.

(2)
The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see notes 2 and 7 included in Part II, Item 8.

(3)
Includes a payment for accrued salary accrued during 2016 of $53,819. Annual salary was $250,000 per year from April 2015 to May 2017, and was raised to $325,000 per year on May 12, 2017.

(4)
Includes a payment for accrued salary accrued during 2016 of $51,438. Annual salary was $200,000 per year from November 2007 to May 2017, and was raised to $245,000 per year on May 12, 2017.

(5)
Represents fees earned by StoryCorp Consulting (d/b/a Wells Compliance Group). Pursuant to the consulting agreement described below, we issued 18,833 shares of our common stock valued at $94,165 in 2017.

Outstanding Equity Awards at 2017 Fiscal Year End

The following table provides information regarding equity awards held by the named executive officers as of December 31, 2017.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Francois Michelon	23,665	11,833(1)	10.01	7/1/20
Chief Executive Officer	-	307,310(2)	5.00	5/12/25
	-	31,960(2)	4.55	5/12/25

Michael Thornton	29,471	-	10.01	11/1/18
Chief Technology Officer	-	313,338(2)	5.00	5/12/25
	-	31,960(2)	4.55	5/12/25
David Wells	2,500	12,500(3)	5.00	5/12/21
Chief Financial Officer	7,000	-	5.00	5/12/22

(1)
Represents unvested portion of the options, which vest in three equal annual installments beginning on July 1, 2016.

(2)
These options vest in three equal annual installments beginning on May 12, 2018.

(3)
Represents unvested portion of the options, which vest in twelve equal quarterly installments beginning on August 12, 2017.

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

PART IV

Item 15. Exhibits, Financial Statements and Schedules

(a) The following documents were filed as part of this Annual Report:

1.
Financial Statements (see “Financial Statements and Supplementary Data” at Part II, Item 8 of the Original Report)

2.
Financial Statement Schedules (Schedules to the Financial Statements have been omitted because the information required to be set forth therein is not applicable or is shown in the accompanying Financial Statements or notes thereto)

3.
Exhibits

The following is a list of exhibits filed as part of this Annual Report:

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date	Registration/File No.
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.2	05/12/17	001-37969
3.2	Amended and Restated Bylaws of the Registrant		S-1	3.4	11/21/16	333-214724
4.1	Specimen Certificate representing shares of common stock of the Registrant		S-1	4.1	11/21/16	333-214724
4.2	Form of Warrant Agreement and Warrant comprising a part of the Registrant’s units issued in its 2017 initial public offering		S-1	4.2	11/21/16	333-214724
4.3	Form of Underwriters’ Warrant issued to certain designees of the underwriters in the Registrant’s 2017 initial public offering		S-1	4.3	11/21/16	333-214724
4.4	Form of Convertible Promissory Note		S-1	4.8	11/21/16	333-214724
10.1	ENDRA Life Sciences Inc. Second Amended and Restated 2013 Stock Incentive Plan*		S-1	10.1	11/21/16	333-214724
10.2	Form of Non-Qualified Stock Option Award under Second Amended and Restated 2013 Stock Incentive Plan*		S-1	10.2	11/21/16	333-214724
10.3	Form of Incentive Stock Option Agreement under Second Amended and Restated 2013 Stock Incentive Plan*		S-1	10.3	11/21/16	333-214724

10.4	ENDRA Life Sciences Inc. 2016 Omnibus Incentive Plan *	S-1	10.4	12/06/16	333-214724
10.5	Form of Stock Option Award under 2016 Omnibus Incentive Plan*	S-1	10.5	12/06/16	333-214724
10.6	Form of Restricted Stock Unit Award under 2016 Omnibus Incentive Plan*	S-1	10.6	12/06/16	333-214724
10.7	Non-Employee Director Compensation Policy*	S-1	10.7	01/20/17	333-214724
10.8	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers*	S-1	10.8	11/21/16	333-214724
10.9	Amended and Restated Employment Agreement, dated May 12, 2017, by and between the Registrant and Francois Michelon*	8-K	10.1	05/12/17	001-37969
10.10	Amended and Restated Employment Agreement, dated May 12, 2017, by and between the Company and Michael Thornton*	8-K	10.2	05/12/17	001-37969
10.11	Consulting Agreement, dated May 12, 2017, by and between the Company and StoryCorp Consulting*	8-K	10.3	05/12/17	001-37969
10.12	Collaborative Research Agreement, dated April 22, 2016, by and between the Registrant and General Electric Company	S-1	10.17	11/21/16	333-214724
10.13	Amendment to Collaborative Research Agreement, dated April 21, 2017, by and between the Registrant and General Electric Company	S-1	10.21	05/03/17	333-214724
10.14	Amendment 2 to Collaborative Research Agreement, dated January 30, 2018, by and between the Registrant and General Electric Company	8-K	10.10	01/30/18	001-37969
10.15	Gross Lease, dated January 1, 2015, between the Registrant and Green Court LLC	S-1	10.18	11/21/16	333-214724

10.16	Sublicense Agreement, dated August 2, 2007, by and between the Registrant and Optosonics, Inc.		S-1	10.19	11/21/16	333-214724
10.17	Amendment to Sublicense Agreement, dated January 18, 2011, by and between the Registrant and Optosonics, Inc.		S-1	10.20	11/21/16	333-214724
10.18	Master Services Agreement, dated October 24, 2017, by and between the Registrant and CriTech Research, Inc.		10-K	10.18	03/20/2018	001-37969
10.19	Consulting Agreement, dated October 31, 2017, by and between the Registrant and StarFish Product Engineering, Inc.		10-K	10.18	03/20/2018	001-37969
21.1	Subsidiaries of the Registrant		10-K	21.1	03/20/2018	001-37969
23.1	Consent of RBSM LLP, Independent Registered Public Accounting Firm		10-K	23.1	03/20/2018	001-37969
24.1	Power of Attorney (included on signature page of Original Report)		10-K	24.1	03/20/2018	001-37969
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002		10-K	32.1	03/20/2018	001-37969
101.INS	XBRL Instance Document		10-K	101.INS	03/20/2018	001-37969
101.SCH	XBRL Taxonomy Schema		10-K	101.SCH	03/20/2018	001-37969
101.CAL	XBRL Taxonomy Extension Calculation Linkbase		10-K	101.CAL	03/20/2018	001-37969
101.DEF	XBRL Taxonomy Extension Definition Linkbase		10-K	101.DEF	03/20/2018	001-37969
101.LAB	XBRL Taxonomy Extension Label Linkbase		10-K	101.LAB	03/20/2018	001-37969
101.PRE	XBRL Taxonomy Extension Presentation Linkbase		10-K	101.PRE	03/20/2018	001-37969

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDRA Life Sciences Inc.

Dated: April 13, 2018	By:	/s/ Francois Michelon
Francois Michelon
Chief Executive Officer and Director (Principal Executive Officer)