Form 10-Q
period 2018-03-31
ENDRA Life Sciences Inc.
filed 2018-05-15
CIK 1681682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-37969

ENDRA LIFE SCIENCES INC.
   (Exact name of registrant as specified in its charter)

Delaware	26-0579295
(State of incorporation)	(I.R.S. Employer Identification No.)

3600 Green Court, Suite 350, Ann Arbor, MI 48105-1570
(Address of principal executive office)  ( Zip code )

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
		Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes   ☐            No   ☑

As of May 14, 2018, there were 3,923,027 shares of our Common Stock, par value $0.0001 per share, outstanding.

ENDRA LIFE SCIENCES INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2018

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosure About Market Risk	15

Item 4. Controls and Procedures	15

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities	17

Item 3. Defaults Upon Senior Securities	17

Item 4. Mine Safety Disclosures	17

Item 5. Other Information	17

Item 6. Exhibits	17

SIGNATURES	18

EXHIBIT INDEX	17

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENDRA Life Sciences Inc.
Condensed Consolidated Balance Sheets

	March 31	December 31,
Assets	2018	2017
Assets	(Unaudited)
Cash	$3,149,988	$5,601,878
Accounts receivable	11,770	6,850
Prepaid expenses	38,598	67,497
Inventory	245,962	191,680
Other current assets	17,542	14,249
Total Current Assets	3,463,860	5,882,154
Other Assets
Fixed assets, net	226,210	241,549
Total Assets	$3,690,070	$6,123,703

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$860,196	$848,215
Total Liabilities	860,196	848,215

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,923,027 shares issued and outstanding	392	392
Additional paid in capital	23,550,220	23,170,531
Accumulated deficit	(20,720,738)	(17,895,435)
Total Stockholders’ Equity	2,829,874	5,275,488
Total Liabilities and Stockholders’ Equity	$3,690,070	$6,123,703

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended	Three Months Ended
	March 31	March 31
	2018	2017
Revenue	$6,174	$-

Cost of Goods Sold	-	-

Gross Profit	6,174	-

Operating Expenses
Research and development	1,668,823	95,814
Sales and marketing	107,177	1,124
General and administrative	1,067,792	263,759
Total operating expenses	2,843,792	360,697

Operating loss	(2,837,618)	(360,697)

Other Expenses
Other income (expense)	12,315	(380,926)
Total other expenses	12,315	(380,926)

Loss from operations before income taxes	(2,825,303)	(741,623)

Provision for income taxes	-	-

Net Loss	$(2,825,303)	$(741,623)

Net loss per share – basic and diluted	$(0.72)	$(1.03)

Weighted average common shares – basic and diluted	3,923,027	723,335

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended	Three Months Ended
	March 31	March 31
	2018	2017
Cash Flows from Operating Activities
Net loss	$(2,825,303)	$(741,623)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,339	15,690
Common stock, options and warrants issued for services	379,689	29,698
Interest on discount of convertible debt	-	351,727
Imputed interest on promissory notes	-	987
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,920)	-
Increase (decrease) in prepaid expenses	28,899	(76,138)
Increase in inventory	(54,282)	(132)
Increase in other assets	(3,293)	(5,059)
Increase in accounts payable and accrued liabilities	11,981	188,576
Net cash used in operating activities	(2,451,890)	(236,274)

Cash Flows from Investing Activities:
Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Proceeds from convertible notes	-	225,000
Net cash provided by financing activities	-	225,000

Net Decrease in cash	(2,451,890)	(11,274)

Cash, beginning of period	5,601,878	144,953

Cash, end of period	$3,149,988	$133,679

Supplemental disclosures:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosures of non-cash Items:
Discount on convertible notes	$-	$225,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2018 and 2017
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

Principles of Consolidation

The Company’s unaudited consolidated financial statements include all accounts of the Company and its consolidated subsidiary and/or entities as of reporting period ending date(s) and for the reporting period(s) then ended. All inter-company balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. The balance sheet at December 31, 2017 has been derived from the audited financial statements at such date. For further information, refer to the financial statements and footnotes thereto included in ENDRA Life Sciences Inc. annual financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2018.

 Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of March 31, 2018 and December 31, 2017, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Inventory

The Company’s inventory is stated at the lower of cost or estimated net realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company periodically determines whether a reserve should be taken for devaluation or obsolescence of inventory. As of March 31, 2018 and December 31, 2017, no such reserve was taken.

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

Research and Development Costs

The Company follows ASC 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the three months ended March 31, 2018 and March 31, 2017, the Company incurred $1,668,823 and $95,814 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 3,267,052 and 3,208,262 potentially dilutive shares, which include outstanding common stock options, warrants, and convertible notes, as of March 31, 2018 and December 31, 2017, respectively.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	March 31, 2018	December 31, 2017
Options to purchase common stock	978,911	940,121
Warrants to purchase common stock	2,288,141	2,268,141
Potential equivalent shares excluded	3,267,052	3,208,262

Fair Value Measurements

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in our balance sheet, where it is practicable to estimate that value. As of March 31, 2018 and December 31, 2017, the amounts reported for cash, accrued liabilities and accrued interest approximated fair value because of their short maturities.

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

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan permits the grant of stock options and other share-based awards to its employees, consultants and non-employee members of the board of directors covering up to 1,345,074 shares of common stock, of which approximately 350,000 remain available to be granted. The Company records share-based compensation in accordance with the provisions of the Share-based Compensation Topic of the FASB Codification. The guidance requires the use of option-pricing models that require the input of highly subjective assumptions, including the option’s expected life and the price volatility of the underlying stock. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model, and the resulting charge is expensed using the straight-line attribution method over the vesting period. The Company has elected to use the calculated value method to account for the options it issued in 2017 (prior to commencement on June 28, 2017 of public trading in the Company’s common stock). Under the Share-based Compensation Topic of the FASB Codification, a nonpublic entity that is unable to estimate the expected volatility of the price of its underlying shares may measure awards based on a “calculated value,” which substitutes the volatility of appropriate public companies (representative of the company’s size and industry) as a benchmark for the volatility of the entity’s own share price. The Company has used the historical closing values of these companies to estimate volatility, which was calculated to be 90%, for periods prior to June 28, 2017, when there was no active market for the Company’s common stock.

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

Debt Discount

The Company determines if the convertible promissory note should be accounted for as liability or equity under ASC 480, Liabilities — Distinguishing Liabilities from Equity. ASC 480 applies to certain contracts involving a company’s own equity, and requires that issuers classify the following freestanding financial instruments as liabilities: mandatorily redeemable financial instruments, obligations that require or may require repurchase of the issuer’s equity shares by transferring assets (e.g., written put options and forward purchase contracts), and certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

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

If the Company determines the instrument meets the guidance under ASC 480, the instrument is accounted for as a liability with a respective debt discount. The Company has previously recorded debt discounts in connection with raising funds through the issuance of promissory notes. These costs are amortized to noncash interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to March 31, 2018 of $20,720,737. The Company had working capital of $2,603,664 as of March 31, 2018. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended March 31, 2018 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business.  The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying financial statements. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that supersedes nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12,and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted only in annual reporting periods beginning after December 15, 2016, including interim periods therein. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company has reviewed ASU 2014-09 and has determined that its adoption will have no impact on its financial position, results of operations or cash flows. The Company has adopted the provisions of this statement in the first quarter of fiscal 2018.

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

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 3 – Inventory

As of March 31, 2018 and December 31, 2017, inventory consisted of raw materials to be used in the assembly of a Nexus 128 system. As of March 31, 2018 and December 31, 2017 the Company had no orders pending for the sale of a Nexus 128 system.

Note 4 – Fixed Assets

As of March 31, 2018 and December 31, 2017, fixed assets consisted of the following:

	March 31, 2018	December 31, 2017
Computer equipment and fixtures	$579,179	$579,179
Accumulated depreciation	(352,969)	(337,630)
Fixed assets, net	$226,210	$241,549

Depreciation expense for the three months ended March 31, 2018 and 2017 was $15,339 and $15,690, respectively.

Note 5 – Current Liabilities

As of March 31, 2018 and December 31, 2017, current liabilities consisted of the following:

	March 31, 2018	December 31, 2017
Accounts payable	$813,716	$780,262
Accrued payroll	46,480	40,578
Accrued employee benefits	-	27,375
Total	$860,196	$848,215

Note 6 – Capital Stock

At March 31, 2018, the authorized capital of the Company consisted of 60,000,000 shares of capital stock, consisting of 50,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2018, there were 3,923,027 shares of common stock issued and outstanding and no preferred stock outstanding.

Common Stock Issued for Services

During the year ended December 31, 2017, the Company issued 16,000 shares of common stock for services valued at $57,440, $28,719 of which was expensed during the three months ended March 31, 2018, based on the duration of the contract.   The certificates for these shares were issued in January 2018.

Note 7 – Stock Options and Warrants

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the 2016 Omnibus Incentive Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The fair value of these stock options granted by the Company during the three months ended March 31, 2018 was determined to be $206,096 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 120% to 127%%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 8 years. A summary of option activity under the Company’s stock options as of March 31, 2018, and changes during the three months then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2017	940,121	$5.65	6.46
Granted	49,790	4.44	8
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(2,000)	2.50	-
Balance outstanding at March 31, 2018	987,911	$5.60	6.29
Exercisable at March 31, 2018	206,308	$7.98	3.49

During the three months ended March 31, 2018, the Company granted warrants to purchase 20,000 shares of common stock with an exercise price of $5.50 per share for services. The warrants vest in six monthly installments beginning on February 16, 2018. The fair value of these warrants was determined to be $40,384 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 126%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years. During the three months ended March 31, 2018, $31,609 was expensed.

The following table summarizes all stock warrant activity of the Company for the three months ended March 31, 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2017	2,268,141	$7.09	4.21
Granted	20,000	5.50	3.00
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding at March 31, 2018	2,288,141	$7.07	3.95
Exercisable at March 31, 2018	2,268,141	$7.09	3.96

Note 9 – Commitments & Contingencies

Office Lease

Effective January 1, 2015, the Company entered into an office lease agreement with Green Court, LLC, a Michigan limited liability company, for approximately 3,657 rentable square feet of space, for the initial monthly rent of $5,986, which commenced on January 1, 2015 for an initial term of 60 months and was amended on October 10, 2017 to increase the space to 3,950 square feet and the monthly rent to $7,798. Under the terms of the lease the Company has an option on the same space for an additional 60-month term. Future minimum payments under this lease are as follows:

2018	58,011
2019	79,269
Total	$137,280

For the three months ended March 31, 2018 and 2017, the Company incurred rent expenses of $26,104 and $18,968, respectively.

Employment and Consulting Agreements

Francois Michelon.  Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Francois Michelon, the Company’s Chief Executive Officer and Chairman of the board of directors. The term of the employment agreement runs through December 31, 2019. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-Q was $325,000 and, effective April 2018, the board approved an increase in the annual salary to $345,000. Under the employment agreement, Mr. Michelon is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Pursuant to Mr. Michelon’s employment agreement, in connection with the closing of the Company’s initial public offering he was granted options to purchase an aggregate 339,270 shares of common stock. The options have a weighted average exercise price of $4.96 per share of common stock and vest in three equal annual installments beginning on May 12, 2018. Upon termination without cause, any portion of Mr. Michelon’s options scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the options will automatically vest. Upon termination for any other reason, the entire unvested portion of the options will terminate.

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

Michael Thornton.  Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Michael Thornton, the Company’s Chief Technology Officer. The term of the employment agreement runs through December 31, 2019. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-Q was $245,000 and, effective April 2018, the board approved an increase in the annual salary to $260,000. Under the employment agreement, Mr. Thornton is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Pursuant to Mr. Thornton’s employment agreement, in connection with the closing of the Company’s initial public offering he was granted options to purchase an aggregate 345,298 shares of common stock. The options have a weighted average exercise price of $4.96 per share of common stock and vest in three equal annual installments beginning on May 12, 2018. Upon termination without cause, any portion of Mr. Thornton’s option scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the options will automatically vest. Upon termination for any other reason, the entire unvested portion of the options will terminate.

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

David R. Wells . On May 12, 2017, the Company entered into a consulting agreement with StoryCorp Consulting (“StoryCorp”), pursuant to which David Wells provides services to the Company as its Chief Financial Officer. Pursuant to the consulting agreement, the Company pays to StoryCorp a monthly fee of $9,000. Additionally, pursuant to the consulting agreement, the Company granted to Mr. Wells a stock option to purchase 15,000 shares of common stock in connection with the closing of the Company’s initial public offering, having an exercise price per share equal to $5.00 and vesting in twelve equal quarterly installments, and, for so long as the consulting agreement is in place, will grant to Mr. Wells a stock option to purchase the same number of shares of common stock with the same terms on each annual anniversary of the date of the consulting agreement.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. There are currently no legal matters that Management believes would have a material effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, the terms “we,” “us,” “our,” “ENDRA” and the “Company” refer to ENDRA Life Sciences Inc., a Delaware corporation, and its wholly-owned subsidiary. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and related notes thereto in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals and product launches. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our limited commercial experience, limited cash and history of losses; our ability to obtain adequate financing to fund our business operations in the future; our ability to achieve profitability; our ability to develop a commercially feasible application based on our Thermo-Acoustic Enhanced Ultrasound (“TAEUS”) technology; market acceptance of our technology; results of our human studies, which may be negative or inconclusive; our ability to find and maintain development partners; our reliance on collaborations and strategic alliances and licensing arrangements; the amount and nature of competition in our industry; our ability to protect our intellectual property; potential changes in the healthcare industry or third-party reimbursement practices; delays and changes in regulatory requirements, policy and guidelines including potential delays in submitting required regulatory applications for CE mark certification or Food and Drug Administration (“FDA”) approval; our ability to obtain CE mark certification and secure required FDA and other governmental approvals for our TAEUS applications; our ability to comply with regulation by various federal, state, local and foreign governmental agencies and to maintain necessary regulatory clearances or approvals; and the other risks and uncertainties described in the Risk Factors section of our Annual Report on Form 10-K for the period ended December 31, 2017, as filed with the SEC on March 20, 2018, and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Since 2010, we have marketed and sold our Nexus 128 system, which combines light-based thermoacoustics and ultrasound, to address the imaging needs of researchers studying disease models in pre-clinical applications. Sales of the Nexus 128 system were approximately $500,000 in 2016 and $287,000 in 2017. Our Nexus 128 system is used in a number of leading global academic research centers, including Stanford University, The University of Michigan, Shanghai Jiao Tong University, and Purdue University. We expect to continue to sell a small number of our Nexus 128 systems to maintain a base level of revenue, but believe the market potential for our clinical systems is much higher.

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

In November 2017 we engaged two firms who specialize in medical device software development, to commence productization of our TAEUS device targeting NAFLD. The agreements call for these vendors to provide us with the specialized engineering resources necessary to translate our current prototype TAEUS device into a clinical product meeting CE regulatory requirements required for commercial launch in the European Union followed by FDA submission for the U.S. market.

In November 2017, we also contracted the Centre for Imaging Technology Commercialization (CIMTEC) to initiate human studies with our TAEUS device, and anticipate results from these studies to be announced during Q2, 2018.

Financial Operations Overview

Revenue

To date our revenue has been generated by the placement and sale of our Nexus 128 thermoacoustic imaging systems for use in pre-clinical applications, and related service revenue.

Cost of Goods Sold

Our cost of goods sold is related to our direct costs associated with the development and shipment of our Nexus 128 systems placed in pre-clinical settings.

Research and Development Expenses

Our research and development expenses primarily include wages, fees and equipment for the development of our TAEUS technology platform and the proposed applications. Additionally, we incur certain costs associated with the protection of our products and inventions through a combination of patents, licenses, applications and disclosures.

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

Recent Accounting Pronouncements

See Note 2 of the accompanying financial statements for a discussion of recently issued accounting standards.

Results of Operations

Three Months Ended March 31, 2018 and 2017

Revenues

We had revenue of $6,174 for the three months ended March 31, 2018, as compared to $0 for the three months ended March 31, 2017. The revenue was a result of service activity on our existing installed base of Nexus 128 pre-clinical systems.

Cost of Goods Sold

There was no cost of goods sold for the three months ended March 31, 2018 and 2017.

Research and Development

Research and development expenses were $1,668,823 for the three months ended March 31, 2018, as compared to $95,814 for the three months ended March 31, 2017, an increase of $1,573,009, or 1,642%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses increased from the same period for the prior year due primarily to increased efforts to develop TAEUS applications with proceeds from our May 2017 initial public offering (the “IPO”), including by our contracted development vendors.

Sales and Marketing

Sales and marketing expenses were $107,177 for the three months ended March 31, 2018, as compared to $1,124 for the three months ended March 31, 2017, an increase of $106,053, or 9,435%. The increase was primarily due to the hiring of a full-time sales representative for our Nexus 128 product line. Currently our marketing efforts for our pre-clinical business are led by our in-house sales representative, as well as through distributors in China, the European Union, Australia, Korea and the United Kingdom, our website and attendance of key industry meetings. Our future clinical business will involve hiring and training additional staff to support our sales efforts. As we seek to complete the development and commercialization of our TAEUS applications, we intend to build a small sales and marketing team to train and support global ultrasound distributors, as well as execute traditional marketing activities such as promotional materials, electronic media and participation in industry conferences.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2018 were $1,067,792, an increase of $804,033, or 305%, compared to $263,759 for the three months ended March 31, 2017. General and administrative expenses increased due to an increase in headcount and as a result of being a public company. Our wage and related expenses for the three months ended March 31, 2018 were $516,255, compared to $126,766 for the three months ended March 31, 2017. Wage and related expenses in the three months ended March 31, 2018, included $137,500 for bonuses, $163,671 of stock compensation expense related to the issuance and vesting of options, compared to $20,697 of stock compensation expense for the same period in 2017. Our professional fees for the three months ended March 31, 2018 were $386,722, compared to $72,472 for the three months ended March 31, 2017.

Net Loss

As a result of the foregoing, for the three months ended March 31, 2018, we recorded a net loss of $2,825,303 compared to a net loss of $741,623 for the three months ended March 31, 2017.

Liquidity and Capital Resources

To date we have generated only limited revenues from sales of our Nexus 128 system. We have funded our operations to date through private and public sales of our securities. As of March 31, 2018, we had approximately $3.1 million in cash. In May 2017, we completed the IPO, raising net proceeds of approximately $8.6 million after deducting offering expenses of approximately $0.8 million in underwriting discounts, commissions and expenses and approximately $0.3 million in offering expenses payable by the Company.

We believe that cash on hand at March 31, 2018 and other potential sources of cash, including revenues we generate from sales of our Nexus 128 system, will be sufficient to fund our current operations into the third quarter of 2018. If we do not raise additional capital in the next several months we will need to significantly slow or pause our business activities until such time as we are able to raise additional capital. We continue to evaluate and manage our capital needs to support our clinical, regulatory and operational activities and prepare for the results of our human studies data and EU commercialization. We are currently exploring potential financing options that may be available to us, including additional sales of our common stock. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the three months ended March 31, 2018, we incurred net losses of approximately $2.8 million, and used cash in operations of approximately $2.5 million. These and other factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the accompanying financial statements. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the three months ended March 31, 2018, we used $2,451,890 of cash in operating activities primarily as a result of our net loss of $2,825,303, offset by share-based compensation of $379,689, $15,339 in depreciation and amortization expenses, and net changes in operating assets and liabilities of $(21,615).

During the three months ended March 31, 2017, we used $236,274 of cash in operating activities primarily as a result of our net loss of $741,623, offset in part by net changes in operating assets and liabilities of $107,247, $15,690 in depreciation and amortization expense, $29,698 in non-cash stock compensation expense, $351,727 for the amortization of discount of convertible debt, and imputed interest of $987.

Investing Activities

There were no investing activities for the three months ended March 31, 2018 and 2017.

Financing Activities

During the three months ended March 31, 2018, there were no financing activities.

During the three months ended March 31, 2017, financing activities provided $225,000 in proceeds from the issuance of convertible notes.

Funding Requirements

We have not completed development of our TAEUS technology platform applications. We expect to continue to incur significant expenses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

●
advance the engineering design and development of our NAFLD TAEUS application;

●
prepare regulatory filings required for marketing approval of our NAFLD TAEUS application in the European Union and the United States;

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

It is possible that we will not achieve the progress that we expect because the actual costs and timing of completing the development and regulatory approvals for a new medical device are difficult to predict and are subject to substantial risks and delays. We have no committed external sources of funds. We do not expect that our existing cash will be sufficient for us to complete the commercialization of our NAFLD TAEUS application or to complete the development of any other TAEUS application and we will need to raise substantial additional capital for those purposes. As a result, we will need to finance our future cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the section of our Annual Report on Form 10-K for the year ended December 31, 2017, entitled “Risk Factors” and elsewhere in this Form 10-Q. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Until we can generate a sufficient amount of revenue from our TAEUS platform applications, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts or perhaps even cease the operation of our business. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or applications or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Off-Balance Sheet Transactions

At March 31, 2018, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of March 31, 2018: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

To remediate our internal control weaknesses, management intends to implement the following measures, as finances allow:

●
Adding sufficient accounting personnel or outside consultants to properly segregate duties and to effect a timely, accurate preparation of the financial statements.

●
Developing and maintaining adequate written accounting policies and procedures, once we hire additional accounting personnel or outside consultants.

The additional hiring is contingent upon our efforts to obtain additional funding and the results of our operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three month period ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial conditions. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2017, as filed with the Securities and Exchange Commission on March 20, 2018. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Use of Proceeds from Registered Securities

On May 8, 2017, our Registration Statement on Form S-1, as amended (File No. 333-193522), was declared effective by the SEC and, on May 8, 2017, our Registration Statement on Form S-1 (File No. 333-217788) became effective upon filing with the SEC. Each such Registration Statement was filed in connection with our initial public offering, as a result of which we raised net proceeds of approximately $8.6 million.

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
3.2
Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-214724), as amended, originally filed on November 21, 2016)

4.1
Specimen Certificate representing shares of common stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-214724), as amended, originally filed on November 21, 2016)

4.2
Form of Warrant Agreement and Warrant comprising a part of the Company’s units issued in its initial public offering (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-214724), as amended, originally filed on November 21, 2016)

4.3
Form of Underwriters’ Warrant issued to certain designees of the underwriters in the Company’s 2017 initial public offering (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-214724), as amended, originally filed on November 21, 2016)

10.1
Amendment 2 to Collaborative Research Agreement, dated January 30, 2018, by and between the Company and General Electric Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 5, 2018)

10.2	Amendment to Gross Lease, dated October 10, 2017, between the Company and Green Court LLC
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

ENDRA LIFE SCIENCES INC.
(Registrant)

Date: May 15, 2018	By:	/s/ Francois Michelon
Name: Francois Michelon
Title: Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 15, 2018	By:	/s/ David Wells
Name: David Wells
Title: Chief Financial Officer (Principal Financial and Accounting Officer)