Form 10-Q
period 2018-06-30
ENDRA Life Sciences Inc.
filed 2018-08-13
CIK 1681682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018
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

As of August 10, 2018, there were 3,923,027 shares of our Common Stock, par value $0.0001 per share, outstanding.

ENDRA LIFE SCIENCES INC.
FORM 10-Q
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENDRA Life Sciences Inc.
Condensed Consolidated Balance Sheets

	June 30	December 31,
Assets	2018	2017
Assets	(Unaudited)
Cash	$2,205,858	$5,601,878
Accounts receivable	11,770	6,850
Prepaid expenses	318,924	67,497
Inventory	279,210	191,680
Other current assets	18,553	14,249
Total Current Assets	2,834,315	5,882,154
Other Assets
Fixed assets, net	211,345	241,549
Total Assets	$3,045,660	$6,123,702

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$751,376	$848,214
Senior secured convertible promissory notes payable, net of discount	353,581	-
Total Liabilities	1,104,957	848,214

Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,923,027 and 3,923,027 shares issued and outstanding	392	392
Additional paid in capital	24,507,821	23,170,531
Accumulated deficit	(22,567,510)	(17,895,435)
Total Stockholders’ Equity	1,940,703	5,275,488
Total Liabilities and Stockholders’ Equity	$3,045,660	$6,123,702

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30	June 30	June 30	June 30
	2018	2017	2018	2017
Revenue	$-	$57,772	$6,174	$57,772

Cost of Goods Sold	-	51,427	-	51,427

Gross Profit	$-	$6,345	$6,174	$6,345

Operating Expenses
Research and development	839,756	174,725	2,508,579	270,539
Sales and marketing	41,357	6,904	148,534	8,028
General and administrative	941,956	881,570	2,009,747	1,145,329
Total operating expenses	1,823,068	1,063,199	4,666,860	1,423,897

Operating loss	(1,823,068)	(1,056,855)	(4,660,686)	(1,417,552)

Other Expenses
Other income (expense)	(23,704)	(374,937)	(11,389)	(755,862)
Total other expenses	(23,704)	(374,937)	(11,389)	(755,862)

Loss from operations before income taxes	(1,846,772)	(1,431,791)	(4,672,075)	(2,173,414)

Provision for income taxes	-	-	-	-

Net Loss	$(1,846,772)	$(1,431,791)	$(4,672,075)	$(2,173,414)

Net loss per share – basic and diluted	$(0.47)	$(0.59)	$(1.19)	$(1.37)

Weighted average common shares – basic and diluted	3,923,027	2,437,010	3,923,027	1,584,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended	Six Months Ended
	June 30	June 30
	2018	2017
Cash Flows from Operating Activities
Net loss	$(4,672,075)	$(2,173,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,204	30,964
Common stock, options and warrants issued for services	749,749	306,184
Interest on discount of convertible debt	-	711,472
Imputed interest on promissory notes	-	1,480
Amortization of debt discount	5,822	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(4,920)	-
Increase in prepaid expenses	(251,428)	(4,200)
Increase in inventory	(87,530)	(93,316)
Increase in other asset	(4,304)	(272)
Decrease in accounts payable and accrued liabilities	(96,838)	(157,618)
Net cash used in operating activities	(4,331,320)	(1,378,720)

Cash Flows from Investing Activities:
Purchases of fixed assets	-	(7,862)
Net cash used in investing activities	-	(7,862)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net of fees	-	8,590,700
Repayment of notes payable	-	(50,000)
Proceeds from senior secured convertible promissory notes, net of fees	935,300	225,000
Net cash provided by financing activities	935,300	8,765,700

Net Increase/(Decrease) in cash	(3,396,020)	7,379,118

Cash, beginning of period	5,601,878	144,953

Cash, end of period	$2,205,858	$7,524,071

Supplemental disclosures:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosures of non-cash Items:
Discount on convertible notes	$587,541	$225,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Notes to Condensed Consolidated Financial Statements
For the three and six months ended June 30, 2018 and 2017
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

Basis of Presentation

The accompanying unaudited financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. The balance sheet at December 31, 2017 has been derived from the audited financial statements at such date. For further information, refer to the financial statements and footnotes thereto included in ENDRA Life Sciences Inc. annual financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2018.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of June 30, 2018 and December 31, 2017, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Inventory

The Company’s inventory is stated at the lower of cost or estimated net realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out (“FIFO”) method. The Company periodically determines whether a reserve should be taken for devaluation or obsolescence of inventory. As of June 30, 2018 and December 31, 2017, no such reserve was taken.

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

Revenue Recognition

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the updated guidance effective January 1, 2018 using the full retrospective method. The new standard did not have a material impact on its financial position and results of operations, as it did not change the manner or timing of recognizing revenue.

Under ASC 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to preform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The adoption of ASC 606 did not have an impact on the Company’s operations or cash flows.

Research and Development Costs

The Company follows ASC 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the six months ended June 30, 2018 and June 30, 2017, the Company incurred $2,508,579 and $270,539 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, Earnings Per Share (“ASC 260-10”). Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 3,267,052 and 3,208,262 potentially dilutive shares, which include outstanding common stock options, warrants, and convertible notes, as of June 30, 2018 and December 31, 2017, respectively.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	June 30, 2018	December 31, 2017
Options to purchase common stock	978,911	940,121
Warrants to purchase common stock	2,288,141	2,268,141
Potential equivalent shares excluded	3,267,052	3,208,262

Fair Value Measurements

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in its balance sheet, where it is practicable to estimate that value. As of June 30, 2018 and December 31, 2017, the amounts reported for cash, accrued liabilities and accrued interest approximated fair value because of their short maturities.

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

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other share-based awards to its employees, consultants and non-employee members of the board of directors covering up to 1,345,074 shares of common stock, of which approximately 350,000 remain available to be granted. Each January 1 the pool of shares available for issuance under the Omnibus Plan will automatically increase by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board.

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

Debt Discount

The Company determines if the convertible promissory notes should be accounted for as liability or equity under ASC 480, Liabilities — Distinguishing Liabilities from Equity. ASC 480 applies to certain contracts involving a company’s own equity, and requires that issuers classify the following freestanding financial instruments as liabilities: mandatorily redeemable financial instruments, obligations that require or may require repurchase of the issuer’s equity shares by transferring assets (e.g., written put options and forward purchase contracts), and certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

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

If the Company determines the instrument meets the guidance under ASC 480, the instrument is accounted for as a liability with a respective debt discount. The Company has previously recorded debt discounts in connection with raising funds through the issuance of promissory notes. These costs are amortized to noncash interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed. See Note 6, Convertible Notes, for further discussion on the Company’s accounting treatment for the outstanding notes.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to June 30, 2018 of $22,567,510. The Company had working capital of $1,729,359 as of June 30, 2018. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended June 30, 2018 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that supersedes nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12,and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company has reviewed ASU 2014-09 and using the full retrospective method has determined that its adoption has had no impact on its financial position, results of operations or cash flows. The Company has adopted the provisions of this statement in the first quarter of fiscal 2018.

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

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting (“ASU 2017-09”). The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09, which will become effective for annual periods beginning after December 15, 2017 and for interim periods within those annual periods, has not and is not expected to have any impact on the Company’s financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or in management’s opinion will not have a material impact on the Company’s present or future financial statements.

Note 3 – Inventory

As of June 30, 2018 and December 31, 2017, inventory consisted of raw materials to be used in the assembly of a Nexus 128 system. As of June 30, 2018 and December 31, 2017 the Company had no orders pending for the sale of a Nexus 128 system. On June 15, 2018, the Company reported that it would explore strategic alternatives with respect to its pre-clinical business, including a potential sale.

Note 4 – Fixed Assets

As of June 30, 2018 and December 31, 2017, fixed assets consisted of the following:

	June 30, 2018	December 31, 2017
Computer equipment and fixtures	$579,179	$579,179
Accumulated depreciation	(367,834)	(337,630)
Fixed assets, net	$211,345	$241,549

Depreciation expense for the six months ended June 30, 2018 and 2017 was $30,204 and $30,964, respectively.

Note 5 – Accounts Payable and Accrued Liabilities

As of June 30, 2018 and December 31, 2017, current liabilities consisted of the following:

	June 30, 2018	December 31, 2017
Accounts payable	$462,589	$780,262
Accrued payroll	34,839	40,578
Accrued bonuses	131,749	-
Accrued employee benefits	52,229	27,375
Insurance premium financing	69,675	-
Accrued interest on senior secured convertible promissory notes	295	-
Total	$751,376	$848,215

Note 6 – Convertible Notes

On June 28, 2018, the Company conducted a private placement offering in which the Company sold $1,077,000 aggregate principal amount of senior secured convertible promissory notes (the “Notes”) to accredited investors and National Securities Corporation, which served as placement agent in the offering. Certain of the Company’s officers and directors participated in the offering.

The Notes are convertible into common stock at a conversion price equal to the lesser of (a) the lowest per share price at which commons stock is sold in a Qualified Financing (as defined below), as applicable, less a discount of 20%, or (b) $2.016, but in any event no less than a conversion price floor of $1.40.

Each Note bears interest at a rate of 10% per annum until maturity on December 31, 2018 (the “Maturity Date”). Interest will be paid in arrears on the outstanding principal amount on the three month anniversary of the issuance of the Notes and each three month period thereafter and on the Maturity Date or on the date of conversion in full of each such Note. The principal amount of the Notes will automatically convert into shares of common stock (i) upon the consummation of a sale by the Company of common stock resulting in aggregate gross cash proceeds of at least $7.0 million (a “Qualified Financing”) or (ii) if the holders of a majority of the aggregate principal amount of outstanding Notes elect to convert the Notes at any time until three days prior to a Qualified Financing. Additionally, noteholders are entitled to convert the principal amount of Notes into common stock (i) at any time until three days prior to the consummation of a Qualified Financing or (ii) if a material Event of Default (as defined in the Notes) shall have occurred and be continuing. In each case, conversion is subject to the terms and provisions of the Notes.

The Notes provide for customary events of default. In the case of an event of default with respect to the Notes, each Noteholder may declare its Note to be due and payable immediately without further action or notice. If such an event of default occurs and be continuing, interest on the Notes will automatically be increased to 15% until the default is cured.

In addition, the Company issued warrants exercisable for 267,113 shares of the Company’s common stock to accredited investors and issued to National Securities Corporation, which served as placement agent in the offering, and its designees warrants exercisable for 53,423 shares of common stock. Each warrant will entitle the holder to purchase shares of Common Stock for an exercise price per share equal to $2.52, which was the closing bid price of shares of Common Stock on the NASDAQ Capital Market on June 27, 2018. The warrants are exercisable commencing six months after the date of issuance and expire June 28, 2021. The fair value of these warrants was determined to be $587,541 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 99%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years. The value of the warrants of $587,541 was considered as debt discount upon issuance and was being amortized as interest over the term of the notes or in full upon the conversion of the corresponding notes. During three and six months ended June 30, 2016, the Company amortized $5,822 of such discount to interest expense, and the unamortized discount as of June 30, 2018 was $581,719.

Note 7 – Capital Stock

At June 30, 2018, the authorized capital of the Company consisted of 60,000,000 shares of capital stock, consisting of 50,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2018, there were 3,923,027 shares of common stock issued and outstanding and no preferred stock outstanding.

Common Stock Issued for Services

During the year ended December 31, 2017, the Company issued 16,000 shares of common stock for services valued at $57,440, $47,865 of which was expensed during the six months ended June 30, 2018, based on the duration of the contract.   The certificates for these shares were issued in January 2018.

Note 8 – Stock Options and Warrants

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the 2016 Omnibus Incentive Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The fair value of these stock options granted by the Company during the three and six months ended June 30, 2018 was determined to be $0 and $206,096, respectively, using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 120% to 127%%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 8 years. A summary of option activity under the Company’s stock options as of June 30, 2018, and changes during the six months then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2017	940,121	$5.65	6.46
Granted	49,790	4.44	8
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(2,000)	2.50	-
Balance outstanding at June 30, 2018	987,911	$5.60	6.29
Exercisable at June 30, 2018	438,664	$6.37	5.14

On January 16, 2018, the Company granted warrants to purchase 20,000 shares of common stock with an exercise price of $5.50 per share for services. The warrants vest in six monthly installments beginning on February 16, 2018. The fair value of these warrants was determined to be $40,384 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 126%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years. During the three and six months ended June 30, 2018, $20,192 and $37,019, respectively, was expensed.

On June 28, 2018, the Company conducted a private placement offering (see note 6) in which the Company issued warrants exercisable for 267,113 shares of the Company’s common stock to accredited investors and issued to National Securities Corporation, which served as placement agent in the offering, and its designees warrants exercisable for 53,423 shares of common stock. Each warrant will entitle the holder to purchase shares of Common Stock for an exercise price per share equal to $2.52, which was the closing bid price of shares of Common Stock on the NASDAQ Capital Market on June 27, 2018. The warrants are exercisable commencing six months after the date of issuance and expire June 28, 2021. The fair value of these warrants was determined to be $587,541 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 99%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years.

The following table summarizes all stock warrant activity of the Company for the six months ended June 30, 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2017	2,268,141	$7.09	4.21
Granted	340,536	$2.70	2.97
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding at June 30, 2018	2,608,677	$6.51	3.61
Exercisable at June 30, 2018	2,284,808	$7.08	3.68

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

2018	31,867
2019	79,269
Total	$111,136

For the six months ended June 30, 2018 and 2017, the Company incurred rent expenses of $52,248 and $31,699, respectively.

Employment and Consulting Agreements

Francois Michelon.  Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Francois Michelon, the Company’s Chief Executive Officer and Chairman of the board of directors. The term of the employment agreement runs through December 31, 2019. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-Q was $345,000. Under the employment agreement, Mr. Michelon is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Pursuant to Mr. Michelon’s employment agreement, in connection with the closing of the Company’s initial public offering he was granted options to purchase an aggregate 339,270 shares of common stock. The options have a weighted average exercise price of $4.96 per share of common stock and vest in three equal annual installments beginning on May 12, 2018. Upon termination without cause, any portion of Mr. Michelon’s options scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the options will automatically vest. Upon termination for any other reason, the entire unvested portion of the options will terminate.

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

Michael Thornton.  Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Michael Thornton, the Company’s Chief Technology Officer. The term of the employment agreement runs through December 31, 2019. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-Q was $260,000. Under the employment agreement, Mr. Thornton is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Pursuant to Mr. Thornton’s employment agreement, in connection with the closing of the Company’s initial public offering he was granted options to purchase an aggregate 345,298 shares of common stock. The options have a weighted average exercise price of $4.96 per share of common stock and vest in three equal annual installments beginning on May 12, 2018. Upon termination without cause, any portion of Mr. Thornton’s option scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the options will automatically vest. Upon termination for any other reason, the entire unvested portion of the options will terminate.

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

Overview

We are leveraging experience with pre-clinical enhanced ultrasound devices to develop technology for increasing the capabilities of clinical diagnostic ultrasound, to broaden patient access to the safe diagnosis and treatment of a number of significant medical conditions in circumstances where expensive X-ray computed tomography (“CT”) and magnetic resonance imaging (“MRI”) technology is unavailable or impractical.

In 2010, we began marketing and selling our Nexus 128 system, which combined light-based thermoacoustics and ultrasound to address the imaging needs of researchers studying disease models in pre-clinical applications. Building on this expertise in thermoacoustics, we have developed a next-generation technology platform — Thermo Acoustic Enhanced Ultrasound, or TAEUS — which is intended to enhance the capability of clinical ultrasound technology and support the diagnosis and treatment of a number of significant medical conditions that currently require the use of expensive CT or MRI imaging or where imaging is not practical using existing technology.

Unlike the near-infrared light pulses used in our legacy Nexus 128 system, our TAEUS technology uses radio frequency (“RF”) pulses to stimulate tissues, using a small fraction of the energy that would be transmitted into the body during an MRI scan. The use of RF energy allows our TAEUS technology to penetrate deep into tissue, enabling the imaging of human anatomy at depths equivalent to those of conventional ultrasound. The RF pulses are absorbed by tissue and converted into ultrasound signals, which are detected by an external ultrasound receiver and a digital acquisition system that is part of the TAEUS system. The detected ultrasound is processed into images using our proprietary algorithms and displayed to complement conventional gray-scale ultrasound images.

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

In November 2017 we engaged two firms that specialize in medical device software development to commence productization of our TAEUS device targeting NAFLD. The agreements call for these vendors to provide us with the specialized engineering resources necessary to translate our current prototype TAEUS device into a clinical product meeting CE regulatory requirements required for commercial launch in the European Union followed by FDA submission for the U.S. market.

In November 2017, we also contracted the Centre for Imaging Technology Commercialization (CIMTEC) to initiate human studies with our TAEUS device, and anticipate results from these studies to be announced during the third quarter of 2018.

In June 2018, we reported that, in order to focus our resources on developing our TAEUS technology for clinical use, we are exploring strategic alternatives with respect to our pre-clinical business, including a potential sale.

Financial Operations Overview

Revenue

To date our revenue has been generated by the placement and sale of our discontinued Nexus 128 thermoacoustic imaging systems for use in pre-clinical applications, and related service revenue. No revenue has been generated by our TAEUS technology, which is in development.

Cost of Goods Sold

Our cost of goods sold is related to our direct costs associated with the development and shipment of our discontinued Nexus 128 systems placed in pre-clinical settings.

Research and Development Expenses

Our research and development expenses primarily include wages, fees and equipment for the development of our TAEUS technology platform and the proposed applications. Additionally, we incur certain costs associated with the protection of our products and inventions through a combination of patents, licenses, applications and disclosures.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of advertising, marketing and consulting expenses and headcount. Currently, our marketing efforts are through our website and attendance of key industry meetings. In connection with the commercialization of our TAEUS applications, we expect to build a small sales and marketing team to train and support global ultrasound distributors, as well as execute traditional marketing activities such as promotional materials, electronic media and participation in industry conferences.

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

Share-based Compensation

Our 2016 Omnibus Incentive Plan permits the grant of share options and shares to our employees, consultants and non-employee members of our board of directors for up to 1,345,074 shares of common stock. Each January 1 the pool of shares available for issuance under the Omnibus Plan will automatically increase by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board.

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

Results of Operations

Three Months Ended June 30, 2018 and 2017

Revenues

We had revenue of $0 for the three months ended June 30, 2018, as compared to $57,772 for the three months ended June 30, 2017. The revenue in 2017 was a result of service activity on our existing installed base of Nexus 128 pre-clinical systems. On June 15, 2018, we reported that would explore strategic alternatives with respect to our pre-clinical business, comprised of the assembly and sale of our Nexus 128 system, including a potential sale. We will continue to honor our commitments under current contracts relating to Nexus 128 systems, but we do not expect to generate substantial revenue from this business in the future.

Cost of Goods Sold

There was no cost of goods sold for the three months ended June 30, 2018. Cost of goods sold for the three months ended June 30, 2017 was $51,427. The cost of goods sold was a result of product service materials required for the service of a Nexus 128 system. Gross margin was approximately 11% for the three months ended June 30, 2017.

Research and Development

Research and development expenses were $839,756 for the three months ended June 30, 2018, as compared to $174,725 for the three months ended June 30, 2017, an increase of $665,031, or 381%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses increased from the same period for the prior year due primarily to increased efforts to develop TAEUS applications with proceeds from our May 2017 initial public offering (the “IPO”), including by our contracted development vendors.

Sales and Marketing

Sales and marketing expenses were $41,357 for the three months ended June 30, 2018, as compared to $6,904 for the three months ended June 30, 2017, an increase of $34,453, or 499%. The increase was primarily due to the hiring of a full-time sales representative for our Nexus 128 product line, which has since been discontinued. Currently our marketing efforts are through our website and attendance of key industry meetings. Our future clinical business will involve hiring and training additional staff to support our sales efforts. As we seek to complete the development and commercialization of our TAEUS applications, we intend to build a small sales and marketing team to train and support global ultrasound distributors, as well as execute traditional marketing activities such as promotional materials, electronic media and participation in industry conferences.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2018 were $941,956, an increase of $60,386, or 7%, compared to $881,570 for the three months ended June 30, 2017. General and administrative expenses increased due to an increase in headcount and as a result of being a public company. Our wage and related expenses for the three months ended June 30, 2018 were $440,449, compared to $372,440 for the three months ended June 30, 2017. Wage and related expenses in the three months ended June 30, 2018, included $40,800 for bonuses, $163,371 of stock compensation expense related to the issuance and vesting of options, compared to $218,528 of stock compensation expense for the same period in 2017. Our professional fees for the three months ended June 30, 2018 were $438,402, compared to $441,592 for the three months ended June 30, 2017.

Net Loss

As a result of the foregoing, for the three months ended June 30, 2018, we recorded a net loss of $1,846,772 compared to a net loss of $1,431,791 for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 and 2017

Revenue

We had revenue of $6,174 for the six months ended June 30, 2018, as compared to $57,772 for the six months ended June 30, 2017. The revenue was a result of service activity on our existing installed base of Nexus 128 pre-clinical systems. On June 15, 2018, we reported that would explore strategic alternatives with respect to our pre-clinical business, comprised of the assembly and sale of its Nexus 128 system, including a potential sale. We will continue to honor our commitments under current contracts relating to Nexus 128 systems but we do not expect to generate substantial revenue from this business in the future.

Cost of Goods Sold

There was no cost of goods sold for the six months ended June 30, 2018. Cost of goods sold was $51,427 for the six months ended June 30, 2017. The cost of goods sold was a result of product service materials required for the service of a Nexus 128 system. Gross margin was approximately 11% for the six months ended June 30, 2017.

Research and Development

Research and development expenses were $2,508,579 for the six months ended June 30, 2018, as compared to $270,539 for the six months ended June 30, 2017, an increase of $2,238,040, or 827%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses increased from the same period for the prior year due primarily to increased efforts to develop TAEUS applications with proceeds from the IPO, including by our contracted development vendors.

Sales and Marketing

Sales and marketing expenses were $148,534 for the six months ended June 30, 2018, as compared to $8,028 for the six months ended June 30, 2017, an increase of $140,506, or 1,750%. The increase was primarily due to the hiring of a full-time sales representative for our discontinued Nexus 128 product line. Currently our marketing efforts are through our website and attendance of key industry meetings. Our future clinical business will involve hiring and training additional staff to support our sales efforts. As we seek to complete the development and commercialization of our TAEUS applications, we intend to build a small sales and marketing team to train and support global ultrasound distributors, as well as execute traditional marketing activities such as promotional materials, electronic media and participation in industry conferences.

General and Administrative

Our general and administrative expenses for the six months ended June 30, 2018 were $2,009,747, an increase of $864,418, or 75%, compared to $1,145,329 for the six months ended June 30, 2017. General and administrative expenses increased due to an increase in headcount and as a result of being a public company. Our wage and related expenses for the six months ended June 30, 2018 were $916,703, compared to $499,206 for the six months ended June 30, 2017. Wage and related expenses in the six months ended June 30, 2018, included $177,950 for bonuses, $327,042 of stock compensation expense related to the issuance and vesting of options, compared to $239,225 of stock compensation expense for the same period in 2017. Our professional fees for the six months ended June 30, 2018 were $853,139, compared to $514,064 for the six months ended June 30, 2017.

Net Loss

As a result of the foregoing, for the six months ended June 30, 2018, we recorded a net loss of $4,672,075 compared to a net loss of $2,173,414 for the six months ended June 30, 2017.

Liquidity and Capital Resources

To date we have funded our operations through private and public sales of our securities. As of June 30, 2018, we had approximately $2.2 million in cash. In May 2017, we completed the IPO, raising net proceeds of approximately $8.6 million after deducting offering expenses of approximately $0.8 million in underwriting discounts, commissions and expenses and approximately $0.3 million in offering expenses payable by us. In June 2018, we completed the placement of senior secured convertible promissory notes and warrants, raising net proceeds of approximately $935,000 after deducting offering expenses of approximately $142,000 payable by us. The promissory notes bear interest at a rate of 10% per annum until maturity on December 31, 2018.

We believe that cash on hand at June 30, 2018 will be sufficient to fund our current operations into the fourth quarter of 2018. If we do not raise additional capital in the next several months we will need to significantly slow or pause our business activities until such time as we are able to raise additional capital. We continue to evaluate and manage our capital needs to support our clinical, regulatory and operational activities and prepare for the results of our human studies data and EU commercialization. We are currently exploring potential financing options that may be available to us, including additional sales of our common stock. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the six months ended June 30, 2018, we incurred net losses of approximately $4.7 million, and used cash in operations of approximately $4.3 million. These and other factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the accompanying financial statements. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the six months ended June 30, 2018, we used $4,331,230 of cash in operating activities primarily as a result of our net loss of $4,672,075, offset by share-based compensation of $749,749, $30,204 in depreciation and amortization expenses, $5,822 in amortization of debt discount, and net changes in operating assets and liabilities of $(445,020).

During the six months ended June 30, 2017, we used $1,378,720 of cash in operating activities primarily as a result of our net loss of $2,173,414, offset in part by $711,472 for the amortization of discount of convertible debt, $306,184 in non-cash stock compensation expense, $30,964 in depreciation and amortization expense, imputed interest of $1,480, and net changes in operating assets and liabilities of $(225,406).

Investing Activities

There were no investing activities for the six months ended June 30, 2018. During the six months ended June 30, 2017, the Company used $7,862 in investing activities related to purchase of equipment.

Financing Activities

During the six months ended June 30, 2018, financing activities provided $935,300 in proceeds from the placement of senior secured convertible promissory notes.

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

Off-Balance Sheet Transactions

At June 30, 2018, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of June 30, 2018: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three month period ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial conditions. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A.  Risk Factors

In addition to the risk factor and uncertainties described below and the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2017, as filed with the Securities and Exchange Commission on March 20, 2018. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

We will need to raise additional capital to meet our business requirements in the future, including obligations relating to outstanding indebtedness, and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We have a history of losses from operations and expect to continue to incur losses until we are able to significantly grow our revenues. In our June 2018 private placement transaction (the “June 2018 Private Placement”), we issued senior secured convertible promissory notes in the aggregate principal amount of $1,077,000 with a maturity date of December 31, 2018. Accordingly, we will need additional financing to maintain and expand our business and to repay the promissory notes at maturity. Such financing may not be available on favorable terms, if at all.

If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, which would have a material adverse effect on our business, financial condition and results of operations, and ultimately could be forced to discontinue our operations and liquidate, in which event it is unlikely that stockholders would receive any distribution on their shares. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” above. Further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

Any additional capital raised through the sale of equity or equity-linked securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the market value of our equity securities. Additionally, the terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then outstanding.

In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible promissory notes and warrants, which may adversely impact our financial results.

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

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 13, 2018, we issued an earnings release reporting our results of operations for the three and six months ended June 30, 2018. A copy of that earnings release is furnished herewith as Exhibit 99.1 pursuant to Item 2.02 of Form 8-K. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933.

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

4.4	Form of Convertible Promissory Note issued in June 2018 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018)
4.5	Form of Warrant issued in June 2018 Private Placement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 2, 2018)
10.1
Form of Securities Purchase Agreement from June 2018 Private Placement, dated June 28, 2018. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018)

10.2
Form of Registration Rights Agreement from June 2018 Private Placement, dated June 28, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 2, 2018)

10.3	Form of Security Agreement from June 2018 Private Placement, dated June 28, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 2, 2018)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Earnings release issued August 13, 2018 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDRA LIFE SCIENCES INC.
(Registrant)

Date: August 13, 2018	By:	/s/ Francois Michelon
Name: Francois Michelon
Title: Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 13, 2018	By:	/s/ David Wells
Name: David Wells
Title: Chief Financial Officer (Principal Financial and Accounting Officer)