Form 10-Q
period 2018-09-30
ENDRA Life Sciences Inc.
filed 2018-11-05
CIK 1681682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☑

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

As of November 2, 2018, there were 5,425,578 shares of our Common Stock, par value $0.0001 per share, outstanding.

ENDRA LIFE SCIENCES INC.
FORM 10-Q
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2018

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENDRA Life Sciences Inc.
Condensed Consolidated Balance Sheets

	September 30	December 31,
Assets	2018	2017
Assets	(unaudited)
Cash	$637,124	$5,601,878
Accounts receivable	12,275	6,850
Prepaid expenses	328,046	67,496
Inventory	-	191,680
Other current assets	21,166	14,249
Total Current Assets	998,611	5,882,153
Other Assets
Fixed assets, net	293,303	241,549
Total Assets	$1,291,914	$6,123,702

Liabilities and Stockholders’ (Deficit) Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,068,337	$848,214
Convertible notes payable, net of discount	681,187	-
Total Liabilities	1,749,524	848,214

Stockholders’ (Deficit) Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 3,947,828 and 3,923,027 shares issued and outstanding, respectively	394	392
Additional paid in capital	24,868,082	23,170,531
Accumulated deficit	(25,326,086)	(17,895,435)
Total Stockholders’ (Deficit) Equity	(457,610)	5,275,488
Total Liabilities and Stockholders’ (Deficit) Equity	$1,291,914	$6,123,702

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017
Revenue	$-	$287,000	$6,174	$344,772

Cost of Goods Sold	-	118,270	-	169,697

Gross Profit	$-	$168,730	$6,174	$175,075

Operating Expenses
Research and development	1,162,911	300,527	3,671,490	571,066
Sales and marketing	72,179	47,375	220,713	55,403
General and administrative	832,883	731,762	2,842,631	1,878,093
Impairment of inventory	287,541	-	287,541	-
Total operating expenses	2,355,514	1,079,664	7,022,375	2,504,562

Operating loss	(2,355,514)	(910,934)	(7,016,201)	(2,329,487)

Other Expenses
Other income (expense)	(403,061)	2,026	(414,450)	(752,835)
Total other expenses	(403,061)	2,026	(414,450)	(752,835)

Loss from operations before income taxes	(2,758,575)	(908,908)	(7,430,651)	(3,082,322)

Provision for income taxes	-	-	-	-

Net Loss	$(2,758,575)	$(908,908)	$(7,430,651)	$(3,082,322)

Net loss per share – basic and diluted	$(0.70)	$(0.23)	$(1.89)	$(1.30)

Weighted average common shares – basic and diluted	3,927,933	3,907,027	3,924,662	2,367,452

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2017
Cash Flows from Operating Activities
Net loss	$(7,430,651)	$(3,082,322)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,246	46,121
Common stock, options and warrants issued for services	1,060,012	600,514
Interest on discount of convertible debt	-	711,472
Imputed interest on promissory notes	-	1,480
Amortization of debt discount	383,428	-
Impairment of inventory	287,541	-
Changes in operating assets and liabilities:
Increase in accounts receivable	(5,425)	-
Increase in prepaid expenses	(260,550)	(101,254)
(Increase)/decrease in inventory	(95,861)	(91,574)
Increase in other asset	(6,918)	(1,887)
Increase/(decrease) in accounts payable and accrued liabilities	220,124	(7,879)
Net cash used in operating activities	(5,800,054)	(1,925,329)

Cash Flows from Investing Activities:
Purchases of fixed assets	(100,000)	(7,862)
Net cash used in investing activities	(100,000)	(7,862)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	8,590,700
Repayment of notes payable	-	(50,000)
Proceeds from convertible notes	935,300	225,000
Net cash provided by financing activities	935,300	8,765,700

Net (Decrease)/Increase in cash	(4,964,754)	6,832,509

Cash, beginning of period	5,601,878	144,953

Cash, end of period	$637,124	$6,977,462

Supplemental disclosures:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosures of non-cash Items:
Discount on convertible notes	$587,541	$225,000
Conversion of convertible notes and accrued interest	$50,000	$1,726,079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Notes to Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2018 and 2017
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

Principles of Consolidation

The Company’s unaudited condensed consolidated financial statements include all accounts of the Company and its consolidated subsidiary for the reporting period(s) then ended. All inter-company balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ended December 31, 2018. The balance sheet at December 31, 2017 has been derived from the audited financial statements at such date. For further information, refer to the financial statements and footnotes thereto included in ENDRA Life Sciences Inc. annual financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2018.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of September 30, 2018 and December 31, 2017, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Inventory

The Company’s inventory is stated at the lower of cost or estimated net realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out method. The Company periodically determines whether a reserve should be taken for devaluation or obsolescence of inventory. As of September 30, 2018 the Company determined it should take a reserve equal to the full amount of its available inventory. As of December 31, 2017, no such reserve was taken.

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

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASC Topic 606”). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the updated guidance effective January 1, 2018 using the full retrospective method. The new standard did not have a material impact on its financial position and results of operations, as it did not change the manner or timing of recognizing revenue.

Under ASC Topic 606, in order to recognize revenue, the Company is required to identify an approved contract with commitments to perform respective obligations, identify rights of each party in the transaction regarding goods to be transferred, identify the payment terms for the goods transferred, verify that the contract has commercial substance and verify that collection of substantially all consideration is probable. The adoption of ASC Topic 606 did not have an impact on the Company’s operations or cash flows.

Research and Development Costs

The Company follows ASC Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the three and nine months ended September 30, 2018 and September 30, 2017, the Company incurred $1,162,911 and $3,671,490, and $300,527 and $571,066, of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share” (“ASC 260-10”). Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 3,238,737 and 3,208,262 potentially dilutive shares, which include outstanding common stock options, warrants, and convertible notes, as of September 30, 2018 and December 31, 2017, respectively.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	September 30, 2018	December 31, 2017
Options to purchase common stock	978,911	940,121
Warrants to purchase common stock	2,259,826	2,268,141
Potential equivalent shares excluded	3,238,737	3,208,262

Fair Value Measurements

Disclosures about fair value of financial instruments require disclosure of the fair value information, whether or not recognized in the balance sheet, where it is practicable to estimate that value.

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

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities, approximate their fair values because of the short maturity of these instruments. The fair value of notes payable and convertible notes approximates their fair values since the current interest rates and terms on these obligations are the same as prevailing market rates.

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

Debt Discount

The Company determines if the convertible promissory notes should be accounted for as liability or equity under ASC Topic 480, Liabilities — Distinguishing Liabilities from Equity. ASC Topic 480 applies to certain contracts involving a company’s own equity, and requires that issuers classify the following freestanding financial instruments as liabilities: mandatorily redeemable financial instruments, obligations that require or may require repurchase of the issuer’s equity shares by transferring assets (e.g., written put options and forward purchase contracts), and certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

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

If the Company determines the instrument meets the guidance under ASC Topic 480, the instrument is accounted for as a liability with a respective debt discount. The Company has previously recorded debt discounts in connection with raising funds through the issuance of promissory notes. These costs are amortized to noncash interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed. See Note 6, Convertible Notes, for further discussion on the Company’s accounting treatment for the outstanding notes.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to September 30, 2018 of $25,326,086. The Company had working capital deficit of $750,911 as of September 30, 2018. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended September 30, 2018 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that supersedes nearly all existing revenue recognition guidance under current U.S. GAAP and replace it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company has reviewed ASU 2014-09 and using the full retrospective method has determined that its adoption has had no impact on its financial position, results of operations or cash flows. The Company adopted the provisions of this statement in the first quarter of fiscal 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. The Company is currently evaluating the expected impact that the standard could have on its consolidated financial statements and related disclosures.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718) Scope of Modification Accounting. The amendments in ASU 2017-09 provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The adoption of ASU 2017-09, which is effective for annual periods beginning after December 15, 2017 and for interim periods within those annual periods, did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Inventory

As of September 30, 2018 and December 31, 2017, inventory consisted of raw materials to be used in the assembly of a Nexus 128 system. As of September 30, 2018 and December 31, 2017 the Company had no orders pending for the sale of a Nexus 128 system. On June 15, 2018, the Company reported that it would explore strategic alternatives with respect to its pre-clinical business, including a potential sale. As of September 30, 2018 the Company took a full reserve against its available inventory of parts for the Nexus 128 system.

Note 4 – Fixed Assets

As of September 30, 2018 and December 31, 2017, fixed assets consisted of the following:

	September 30, 2018	December 31, 2017
Computer equipment and fixtures	$679,179	$579,179
Accumulated depreciation	(385,876)	(337,630)
Fixed assets, net	$293,303	$241,549

Depreciation expense for the three and nine months ended September 30, 2018 and 2017 was $18,042 and $48,246, and $15,157 and $46,121, respectively.

Note 5 – Accounts Payable and Accrued Liabilities

As of September 30, 2018 and December 31, 2017, current liabilities consisted of the following:

	September 30, 2018	December 31, 2017
Accounts payable	$750,580	$780,262
Accrued payroll	8,843	40,578
Accrued bonuses	197,623	-
Accrued employee benefits	64,920	27,375
Insurance premium financing	46,088	-
Accrued interest on senior secured convertible promissory notes	283	-
Total	$1,068,337	$848,215

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

The Notes are convertible into common stock at a conversion price equal to the lesser of (a) the lowest per share price at which common stock is sold in a Qualified Financing (as defined below), as applicable, less a discount of 20%, or (b) $2.016, but in any event no less than a conversion price floor of $1.40.

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

The Notes provide for customary events of default. In the case of an event of default with respect to the Notes, each Noteholder may declare its Note to be due and payable immediately without further action or notice. If such an event of default occurs and be continuing, the rate of interest on the Notes will automatically be increased to 15% until the default is cured.

In addition, on June 28, 2018, the Company issued warrants exercisable for 267,113 shares of the Company’s common stock to accredited investors and issued to National Securities Corporation, which served as placement agent in the offering, and its designees warrants exercisable for 53,423 shares of common stock. Each warrant will entitle the holder to purchase shares of Common Stock for an exercise price per share equal to $2.52, which was the closing bid price of shares of Common Stock on the NASDAQ Capital Market on June 27, 2018. The warrants are exercisable commencing six months after the date of issuance and expire June 28, 2021. The fair value of these warrants was determined to be $587,541 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 99%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years. The value of the warrants of $587,541 was considered as debt discount upon issuance and was being amortized as interest over the term of the notes or in full upon the conversion of the corresponding notes. During three and nine months ended September 30, 2018, the Company amortized $5,822 and $377,606 of such discount to interest expense, and the unamortized discount as of September 30, 2018 was $345,813.

Note 7 – Capital Stock

At September 30, 2018, the authorized capital of the Company consisted of 60,000,000 shares of capital stock, consisting of 50,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. As of September 30, 2018, there were 3,947,828 shares of common stock issued and outstanding and no preferred stock outstanding.

During the nine months ended September 30, 2018, the Company issued 24,801 shares of common stock for the conversion of $50,000 of Notes.

During the year ended December 31, 2017, the Company issued 16,000 shares of common stock for services valued at $57,440, $47,865 of which was expensed during the nine months ended September 30, 2018, based on the duration of the contract.   The certificates for these shares were issued in January 2018.

Note 8 – Stock Options and Warrants

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the 2016 Omnibus Incentive Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The fair value of these stock options granted by the Company during the three and nine months ended September 30, 2018 was determined to be $0 and $206,096, respectively, using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 120% to 127%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 8 years. A summary of option activity under the Company’s stock options as of September 30, 2018, and changes during the nine months then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2017	940,121	$5.65	6.46
Granted	49,790	4.44	8
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(2,000)	2.50	-
Balance outstanding at September 30, 2018	987,911	$5.60	5.79
Exercisable at September 30, 2018	455,080	$6.44	4.82

On January 16, 2018, the Company granted warrants to purchase 20,000 shares of common stock with an exercise price of $5.50 per share for services. The warrants vest in six monthly installments beginning on February 16, 2018. The fair value of these warrants was determined to be $40,384 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 126%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years. During the three and nine months ended September 30, 2018, $3,365 and $40,384, respectively, was expensed.

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

The following table summarizes all stock warrant activity of the Company for the nine months ended September 30, 2018:
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2017	2,268,141	$7.09	4.21
Granted	340,536	$2.70	2.97
Exercised	-	-	-
Forfeited	-	-	-
Expired	(24,982)	-	-
Balance outstanding at September 30, 2018	2,583,695	$6.38	3.39
Exercisable at September 30, 2018	2,259,826	$7.93	3.49

Note 9 – Commitments & Contingencies

Office Lease

Effective January 1, 2015, the Company entered into an office lease agreement with Green Court, LLC, a Michigan limited liability company, for approximately 3,657 rentable square feet of space, for the initial monthly rent of $5,986, which commenced on January 1, 2015 for an initial term of 60 months. On October 10, 2017 this lease was amended increasing the rentable square feet of space to 3,950, and the monthly rent to $7,798. Under the terms of the lease the Company has an option on the same space for an additional 60-month term. Future minimum payments under this lease are as follows:

2018	23,814
2019	95,906
Total	$119,720

For the three and nine months ended September 30, 2018 and 2017, the Company incurred rent expenses of $27,332 and $79,580, and $20,758 and $52,457, respectively.

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

David R. Wells. On May 12, 2017, the Company entered into a consulting agreement with StoryCorp Consulting (“StoryCorp”), pursuant to which David R. Wells provides services to the Company as its Chief Financial Officer. Pursuant to the consulting agreement, the Company pays to StoryCorp a monthly fee of $9,000. Additionally, pursuant to the consulting agreement, the Company granted to Mr. Wells a stock option to purchase 15,000 shares of common stock in connection with the closing of the Company’s initial public offering, having an exercise price per share equal to $5.00 and vesting in twelve equal quarterly installments, and, for so long as the consulting agreement is in place, will grant to Mr. Wells a stock option to purchase the same number of shares of common stock with the same terms on each annual anniversary of the date of the consulting agreement. In May, 2018 Mr. Wells and the Company agreed to renegotiate the annual stock option provision in the agreement of May 12, 2017. The parties are continuing their negotiations in good faith.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. There are currently no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

Note 10 –Subsequent Events

On October 11, 2018, the Company entered into an underwriting agreement with National Securities Corporation (the “Underwriter”), relating to an underwritten public offering for the issuance and sale of 1,477,750 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), which amount includes the Underwriter's option to purchase up to an additional 192,750 shares of Common Stock to cover over-allotments. The Underwriter exercised in full its option to purchase the additional over-allotment shares on October 12, 2018. The offering, including the issuance of the shares of Common Stock sold pursuant to the Underwriter's over-allotment option, closed on October 15, 2018. The net proceeds to the Company from the offering were approximately $2.7 million, after deducting underwriting discounts and commissions, and other offering expenses.

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

In November 2017, we contracted with the Centre for Imaging Technology Commercialization (CIMTEC) to initiate human studies with our TAEUS device targeting NAFLD. In October 2018 we received approval from Health Canada to initiate these studies which are expected to provide key insights into clinical work flow and quantitative methodologies for the device and are now underway. We anticipate announcing results from these studies during the fourth quarter of 2018.

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

Results of Operations

Three Months Ended September 30, 2018 and 2017

Revenues

We had revenue of $0 for the three months ended September 30, 2018, as compared to $287,000 for the three months ended September 30, 2017. The revenue in 2017 was a result of service activity on our installed base of Nexus 128 pre-clinical systems. On June 15, 2018, we reported that would explore strategic alternatives with respect to our pre-clinical business, comprised of the assembly and sale of our Nexus 128 system, including a potential sale. We will continue to honor our commitments under current contracts relating to Nexus 128 systems, but we do not expect to generate substantial revenue from this business in the future.

Cost of Goods Sold

There was no cost of goods sold for the three months ended September 30, 2018. Cost of goods sold for the three months ended September 30, 2017 was $118,270. The cost of goods sold was a result of costs associated with the sale of a Nexus 128 system. Gross margin was approximately 59% for the three months ended September 30, 2017.

Research and Development

Research and development expenses were $1,162,911 for the three months ended September 30, 2018, as compared to $300,527 for the three months ended September 30, 2017, an increase of $862,384, or 287%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses increased from the same period for the prior year due primarily to increased efforts to develop TAEUS applications with proceeds from our May 2017 initial public offering (the “IPO”), including by our contracted development vendors.

Sales and Marketing

Sales and marketing expenses were $72,179 for the three months ended September 30, 2018, as compared to $47,375 for the three months ended September 30, 2017, an increase of $24,804, or 52%. The increase was primarily due to spending for initial commercialization efforts for our TAEUS product line. Currently our marketing efforts are through our website and attendance of key industry meetings. Our future clinical business will involve hiring and training additional staff to support our sales efforts. As we seek to complete the development and commercialization of our TAEUS applications, we intend to build a small sales and marketing team to train and support global ultrasound distributors, as well as execute traditional marketing activities such as promotional materials, electronic media and participation in industry conferences.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2018 were $832,883, an increase of $101,121, or 14%, compared to $731,762 for the three months ended September 30, 2017. General and administrative expenses increased due to additional headcount and related costs. Our wage and related expenses for the three months ended September 30, 2018 were $355,041, compared to $376,810 for the three months ended September 30, 2017. Wage and related expenses in the three months ended September 30, 2018, included $43,125 for bonuses, $142,674 of stock compensation expense related to the issuance and vesting of options, compared to $183,473 of stock compensation expense for the same period in 2017. Our professional fees for the three months ended September 30, 2018 were $332,636, compared to $253,811 for the three months ended September 30, 2017.

Impairment of Inventory

During the three months ended September 30, 2018, we had a one time write down of inventory available for our Nexus 128 product of $287,541. There was no such expense during the three months ended September 30, 2017.

Net Loss

As a result of the foregoing, for the three months ended September 30, 2018, we recorded a net loss of $2,758,575 compared to a net loss of $908,908 for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 and 2017

Revenue

We had revenue of $6,174 for the nine months ended September 30, 2018, as compared to $344,772 for the nine months ended September 30, 2017. The revenue was a result of service activity on our installed base of Nexus 128 pre-clinical systems. On June 15, 2018, we reported that would explore strategic alternatives with respect to our pre-clinical business, comprised of the assembly and sale of its Nexus 128 system, including a potential sale. We will continue to honor our commitments under current contracts relating to Nexus 128 systems but we do not expect to generate substantial revenue from this business in the future.

Cost of Goods Sold

There was no cost of goods sold for the nine months ended September 30, 2018. Cost of goods sold was $169,697 for the nine months ended September 30, 2017. The cost of goods sold was a result of both direct costs to build a Nexus 128 pre-clinical system, and product service materials required for the service of a Nexus 128 system. Gross margin was approximately 51% for the nine months ended September 30, 2017.

Research and Development

Research and development expenses were $3,671,490 for the nine months ended September 30, 2018, as compared to $571,066 for the nine months ended September 30, 2017, an increase of $3,100,424, or 543%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses increased from the same period for the prior year due primarily to increased spending developing TAEUS applications with proceeds from the IPO, which included expenses for our contracted development vendors.

Sales and Marketing

Sales and marketing expenses were $220,713 for the nine months ended September 30, 2018, as compared to $55,403 for the nine months ended September 30, 2017, an increase of $165,310, or 298%. The increase was primarily due to spending for initial commercialization efforts for our TAEUS product line. Currently our marketing efforts are through our website and attendance of key industry meetings. Our future clinical business will involve hiring and training additional staff to support our sales efforts. As we seek to complete the development and commercialization of our TAEUS applications, we intend to build a small sales and marketing team to train and support global ultrasound distributors, as well as execute traditional marketing activities such as promotional materials, electronic media and participation in industry conferences.

General and Administrative

Our general and administrative expenses for the nine months ended September 30, 2018 were $2,842,631, an increase of $964,538, or 51%, compared to $1,878,093 for the nine months ended September 30, 2017. General and administrative expenses increased due to an increase in headcount and as a result of being a public company. Our wage and related expenses for the nine months ended September 30, 2018 were $1,271,744, compared to $876,016 for the nine months ended September 30, 2017. Wage and related expenses in the nine months ended September 30, 2018, included $221,075 for bonuses, $468,716 of stock compensation expense related to the issuance and vesting of options, compared to $422,698 of stock compensation expense for the same period in 2017. Our professional fees for the nine months ended September 30, 2018 were $1,185,775, compared to $767,875 for the nine months ended September 30, 2017.

Impairment of Inventory

During the nine months ended September 30, 2018, we had a one time write down of inventory available for our Nexus 128 product of $287,541. There was no such expense during the nine months ended September 30, 2017.

Net Loss

As a result of the foregoing, for the nine months ended September 30, 2018, we recorded a net loss of $7,430,651 compared to a net loss of $3,082,322 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

To date we have funded our operations through private and public sales of our securities. As of September 30, 2018, we had approximately $640,000 in cash. In May 2017, we completed the IPO, raising net proceeds of approximately $8.6 million after deducting offering expenses of approximately $0.8 million in underwriting discounts, commissions and expenses and approximately $0.3 million in offering expenses payable by us. In June 2018, we completed the placement of senior secured convertible promissory notes and warrants, raising net proceeds of approximately $935,000 after deducting offering expenses of approximately $142,000 payable by us. The promissory notes bear interest at a rate of 10% per annum until maturity on December 31, 2018. On October 15, 2018, we completed an underwritten public offering with National Securities Corporation for the issuance and sale of 1,477,750 shares of our common stock. The net proceeds from this offering were approximately $2.7 million, after deducting underwriting discounts and commissions and other offering expenses.

We believe that cash on hand at September 30, 2018, together with the net proceeds from our October 2018 underwritten public offering, will be sufficient to fund our current operations into the second quarter of 2019. If we do not raise additional capital in the next several months we will need to significantly slow or pause our business activities until such time as we are able to raise additional capital. We continue to evaluate and manage our capital needs to support our clinical, regulatory and operational activities and prepare for the results of our human studies data and EU commercialization. We are currently exploring potential financing options that may be available to us, including additional sales of our common stock. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the nine months ended September 30, 2018, we incurred net losses of approximately $7.4 million, and used cash in operations of approximately $5.8 million. These and other factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the accompanying financial statements. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the nine months ended September 30, 2018, we used $5,800,054 of cash in operating activities primarily as a result of our net loss of $7,430,651 offset by share-based compensation of $1,060,012, depreciation and amortization expenses of $48,246, amortization of debt discount of $383,428, impairment of inventory of $287,541 and net changes in operating assets and liabilities of $(148,630).

During the nine months ended September 30, 2017, we used $1,925,329 of cash in operating activities primarily as a result of our net loss of $3,082,322, offset in part by $711,472 for the amortization of discount of convertible debt, $600,514 in non-cash stock compensation expense, $46,121 in depreciation and amortization expense, imputed interest of $1,480, and net changes in operating assets and liabilities of $(202,594).

Investing Activities

During the nine months ended September 30, 2018, the Company used $100,000 in investing activities related to purchase of equipment.

During the nine months ended September 30, 2017, the Company used $7,862 in investing activities related to purchase of equipment.

Financing Activities

During the nine months ended September 30, 2018, financing activities provided $935,300 in proceeds from the placement of senior secured convertible promissory notes.

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

NASDAQ Capital Market Listing

Our common stock is currently traded on the Nasdaq Capital Market. The Nasdaq Capital Market imposes, among other requirements, listing maintenance standards including minimum bid price and stockholders’ equity requirements. In particular, Nasdaq rules require us to maintain a minimum stockholders’ equity of $2,500,000. On August 16, 2018, we received a notification letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC notifying us that, based on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, we no longer maintained the minimum $2.5 million stockholders’ equity required for continued listing on The Nasdaq Capital Market under Marketplace Rule 5550(b)(1) (the “Equity Rule”).

The notification letter has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. The notification letter stated that, under Nasdaq rules, we had 45 calendar days, or until October 1, 2018, to submit a plan to regain compliance with the Equity Rule. In accordance with the notification letter, we submitted a plan to regain compliance and on October 23, 2018 Nasdaq notified us that it had accepted the plan and granted us an extension until February 15, 2019 to regain compliance with the Equity Rule. We expect to be able to regain compliance with the Equity Rule by on or before February 15, 2019 but there can be no assurance that we will be able to do so, or that we will be able to maintain compliance with Nasdaq’s other continued listing requirements or remain listed on the Nasdaq Capital Market.

Off-Balance Sheet Transactions

At September 30, 2018, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of September 30, 2018: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three month period ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

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

We have a history of losses from operations and expect to continue to incur losses until we are able to significantly grow our revenues. In our June 2018 private placement transaction, we issued senior secured convertible promissory notes in the aggregate principal amount of $1,077,000 with a maturity date of December 31, 2018. Although we completed a public offering of our common stock in October 2018 for net proceeds of approximately $2.7 million, we will need additional financing to maintain and expand our business along with repaying the promissory notes at maturity. Such financing may not be available on favorable terms, if at all.

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

If we fail to satisfy applicable listing standards, including maintenance of at least $2.5 million of stockholders’ equity, our common stock may be delisted from the NASDAQ Capital Market.

Our common stock is currently traded on the Nasdaq Capital Market. The Nasdaq Capital Market imposes, among other requirements, listing maintenance standards including minimum bid price and stockholders’ equity requirements. In particular, Nasdaq rules require us to maintain a minimum stockholders’ equity of $2,500,000. On August 16, 2018, we received a notification letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC notifying us that, based on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, we no longer maintained the minimum $2.5 million stockholders’ equity required for continued listing on The Nasdaq Capital Market under Marketplace Rule 5550(b)(1) (the “Equity Rule”).

The notification letter has no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. The notification letter stated that, under Nasdaq rules, we had 45 calendar days, or until October 1, 2018, to submit a plan to regain compliance with the Equity Rule. In accordance with the notification letter, we submitted a plan to regain compliance and on October 23, 2018 Nasdaq notified us that it had accepted the plan and granted us an extension until February 15, 2019 to regain compliance with the Equity Rule. We expect to be able to regain compliance with the Equity Rule by on or before February 15, 2019 but there can be no assurance that we will be able to do so, or that we will be able to maintain compliance with Nasdaq’s other continued listing requirements or remain listed on the Nasdaq Capital Market.

If our common stock were delisted from NASDAQ, among other things, it could lead to a number of negative implications, including reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing.

We cannot be certain that results from limited animal and human studies of any of our TAEUS applications will be indicative of future studies or that any of our TAEUS applications will be successfully commercialized.

To successfully commercialize any application based on our TAEUS platform technology, we expect it will be necessary to conduct various pre-clinical and human studies to demonstrate that the product is safe and effective for human use. In October 2018 we initiated certain human studies of our TAEUS device targeting NAFLD which are expected to provide key insights into clinical work flow and quantitative methodologies for the device. There can be no assurance that results from this or any other study will be favorable. Favorable results in this or any other pre-clinical study or early clinical trial do not guarantee that favorable results will ultimately be obtained in future studies or clinical trials. We cannot make any assurance that results of limited animal and human studies are indicative of results that would be achieved in future animal studies or human clinical studies, which may be required in order for our applications incorporating our technology to obtain regulatory approval. Even if clinical trials or other studies demonstrate safety and effectiveness of any of product candidates incorporating our technology for a specific disease or condition and the necessary regulatory approvals are obtained, the commercial success of any of such product candidates will depend upon their acceptance by patients, the medical community, and third-party payers and on our partners’ ability to successfully manufacture and commercialize such product candidates.

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

We estimate that we have used all of the net proceeds from our initial public offering in the manner described in the final prospectus relating to the offering filed with the SEC pursuant to Rule 424(b) under the Securities Act on May 10, 2017.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 5, 2018, we issued an earnings release reporting our results of operations for the three and nine months ended September 30, 2018. A copy of that earnings release is furnished herewith as Exhibit 99.1 pursuant to Item 2.02 of Form 8-K. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act.

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

4.4	Form of Convertible Promissory Note issued in June 2018 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018)
4.5	Form of Warrant issued in June 2018 Private Placement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 2, 2018)
4.6	Form of Underwriters’ Warrant issued to certain designees of the underwriters in the Company’s October 2018 offering (filed herewith)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Earnings release issued November 5, 2018 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDRA LIFE SCIENCES INC.
(Registrant)

Date: November 5, 2018	By:	/s/ Francois Michelon
Name: Francois Michelon
Title: Chief Executive Officer and Chairman (Principal Executive Officer)

Date: November 5, 2018	By:	/s/ David Wells
Name: David Wells
Title: Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 12, 2017)
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

4.4	Form of Convertible Promissory Note issued in June 2018 Private Placement (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018)
4.5	Form of Warrant issued in June 2018 Private Placement (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 2, 2018)
4.6	Form of Underwriters’ Warrant issued to certain designees of the underwriters in the Company’s October 2018 offering (filed herewith)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Earnings release issued November 5, 2018 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)