Form 10-K
period 2018-12-31
ENDRA Life Sciences Inc.
filed 2019-03-11
CIK 1681682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 29, 2018, was approximately $7,291,771 based on the closing sales price of the common stock on such date as reported on the NASDAQ Capital Market.

As of March 11, 2019, there were 7,422,642 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2018. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

In 2010, we began marketing and selling our Nexus 128 system, which combined light-based thermoacoustics and ultrasound to address the imaging needs of researchers studying disease models in pre-clinical applications. Building on this expertise in thermoacoustics, we have developed a next-generation technology platform — Thermo Acoustic Enhanced Ultrasound, or TAEUS — which is intended to enhance the capability of clinical ultrasound technology and support the diagnosis and treatment of a number of significant medical conditions that currently require the use of expensive CT or MRI imaging or where imaging is not practical using existing technology. We ceased production of our Nexus 128 system as of January 1, 2019 and plan to stop providing service support and parts for all existing Nexus 128 systems as of July 1, 2019 in order to focus our resources on the development of our TAEUS technology.

Unlike the near-infrared light pulses used in our legacy Nexus 128 system, our TAEUS technology uses radio frequency (“RF”) pulses to stimulate tissues, using a small fraction (less than 1%) of the energy that would be transmitted into the body during an MRI scan. The use of RF energy allows our TAEUS technology to penetrate deep into tissue, enabling the imaging of human anatomy at depths equivalent to those of conventional ultrasound. The RF pulses are absorbed by tissue and converted into ultrasound signals, which are detected by an external ultrasound receiver and a digital acquisition system that is part of the TAEUS system. The detected ultrasound is processed into images using our proprietary algorithms and displayed to complement conventional gray-scale ultrasound images.

As described below, our first TAEUS platform application will focus on quantifying fat in the liver and stage progression of nonalcoholic fatty liver disease (“NAFLD”) which, untreated, can progress to Nonalcoholic Steatohepatitis, or NASH, cirrhosis and liver cancer. In April 2016, we entered into a Collaborative Research Agreement with General Electric Company, acting through its GE Healthcare business unit and the GE Global Research Center (collectively, “GE Healthcare”), under which GE Healthcare has agreed to assist us in our efforts to commercialize this application. In November 2017, we contracted with the Centre for Imaging Technology Commercialization (“CIMTEC”) to initiate human studies, through Canada-based Robarts Research Institute, with our TAEUS device targeting NAFLD. In October 2018, we received an Investigational Testing Authorization (“ITA”) from Health Canada to commence the first human studies in healthy volunteers with our TAEUS clinical system targeting NAFLD, guiding our algorithm development, and comparing our technology to MRI. The feasibility study, the first of several planned human studies, is being conducted in collaboration with the widely respected Robarts Research Institute in London, Canada. We expect to receive study results in the first quarter of 2019. The data collected from the study, including additional usability inputs, will be included in our TAEUS liver device technical file submission for device CE Mark, which we anticipate in mid-2019.

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

While CT and MRI systems create high quality images, their use is not always practical. For example, the diagnosis and treatment of the estimated 1.4 billion patients suffering from NAFLD, requires ongoing surveillance of the patients’ livers to assess the progression of the disease and the efficacy of treatment. However, the use of CT and MRI systems to perform that surveillance is impractical for a number of reasons, including the high cost of the scan, the limited availability of CT and MRI systems and the required use of contrast agents, including those containing radioactive substances that can cause allergic reactions and reduced kidney functions. Patient exposure to the ionizing radiation generated by a CT system must be limited for safety reasons. Similarly, because of the strong magnetic field created by an MRI machine, patients with metal joint replacements or cardiac pacemakers cannot be imaged with an MRI system.

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

●
Economic development broadening investment in healthcare in underserved markets such as China and Latin America, where ultrasound technology has significant appeal due to its price point and flexibility at point-of-care.

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

Our Solutions

Our Thermo-Acoustic Enhanced Ultrasound, or TAEUS, technology uses a pulsed energy source – near-infrared light and radio-frequency, or RF, respectively – to generate ultrasonic waves in tissue. These waves are then detected with ultrasound equipment and used to create high-contrast images using our proprietary algorithms. Unlike conventional ultrasound, which creates images based on the scattering properties of tissue, thermoacoustic imaging provides tissue absorption maps of the pulsed energy, similar to those generated by CT scans. Ultrasound is only utilized to transmit the absorption signal to the imaging system outside of the body.

 Our TAEUS Technology Platform for Clinical Applications

To increase the utility of our thermoacoustic technology, in 2013 we began to develop our TAEUS technology platform. Unlike the near-infrared light pulses used in our earlier ultrasound systems, our TAEUS technology uses RF pulses to stimulate tissues, using a small fraction of the energy transmitted into the body during an MRI scan. Using RF energy enables our TAEUS technology to penetrate deep into tissue, enabling the imaging of human anatomy at depths equivalent to those of conventional ultrasound. The RF pulses are absorbed by tissue and converted into ultrasound signals, which are detected by an external ultrasound receiver and a digital acquisition system that is part of the TAEUS system. The detected ultrasound is processed into images using our proprietary algorithms and displayed to complement conventional gray-scale ultrasound images. The TAEUS imaging process is illustrated below:

Our RF-based thermoacoustics imaging is not adversely affected by blood-filled organs, enabling our TAEUS technology to be used in clinical liver applications, among others.

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

We believe that our TAEUS technology has the potential to add a number of new capabilities to conventional ultrasound and thereby enhance the utility of both existing and new ultrasound systems and extend the use of ultrasound technology to circumstances that either require the use of expensive CT or MRI imaging systems or where imaging is not practical using existing technology. To demonstrate the capabilities of our TAEUS platform, we have conducted various internal ex-vivo laboratory experiments and limited internal in-vivo large animal studies. In our ex-vivo and in-vivo testing, we have demonstrated that the TAEUS platform has the following capabilities and potential clinical applications:

●
Tissue Composition: Our TAEUS technology enables ultrasound to distinguish fat from lean tissue. This capability would enable the use of TAEUS-enhanced ultrasound for the early identification, staging and monitoring of NAFLD, a precursor to nonalcoholic steatohepatitis (“NASH”), liver fibrosis, cirrhosis and liver cancer.

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

Potential Clinical Applications for our TAEUS Technology

Early Diagnosis and Monitoring of Nonalcoholic Fatty Liver Disease, or NAFLD

Our first TAEUS platform application will focus on quantifying fat in the liver and stage progression of NAFLD which, untreated, can progress to Nonalcoholic Steatohepatitis, or NASH, cirrhosis and liver cancer. In 2011, over 1.4 billion people were affected by NAFLD/NASH. The World Gastroenterology Organisation considers NAFLD/NASH a global pandemic affecting rich and poor countries alike. Obesity, hepatitis, and diabetes are leading contributors to the development of NAFLD.

Left untreated, an estimated 30% of NAFLD cases progress to NASH, a condition in which liver fat causes inflammation and decreased liver function, resulting in fatigue, weight loss, muscle pain and abdominal pain.

Approximately 25% of NASH cases progress to liver fibrosis, in which liver inflammation causes scar tissue which eventually prevents the liver from functioning properly. The scar tissue blocks the flow of blood through the liver and slows the processing of nutrients, hormones, drugs, and naturally produced toxins. It also slows the production of proteins and other substances made by the liver. Once a patient develops cirrhosis of the liver, the only life-saving therapy is a liver transplant. Additionally, cirrhosis patients may develop liver cancer. In 2018, the World Health Organization estimated that liver cancer kills 782,000 people annually. Because of the increased incidence of obesity, hepatitis and diabetes throughout the world, NAFLD has become the most common chronic liver disease and an important cause of cirrhosis and liver cancer worldwide.

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

A significant number of pharmaceutical compounds targeting liver disease are in development by companies such as Bristol-Myers Squibb Company, Intercept Pharmaceuticals, Inc., Genfit SA, Conatus Pharmaceuticals Inc., Allergan plc, and Immuron Limited.

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

In April 2016, we entered into a Collaborative Research Agreement with General Electric Company, acting through its GE Healthcare business unit and the GE Global Research Center (collectively, “GE Healthcare”). Under the terms of the agreement, GE Healthcare has agreed to assist us in our efforts to commercialize our TAEUS technology for use in a fatty liver application by, among other things, providing equipment and technical advice, and facilitating introductions to GE Healthcare clinical ultrasound customers. In return for this assistance, we have agreed to afford GE Healthcare certain rights of first offer with respect to manufacturing and licensing rights for the target application. More specifically, we have agreed that, prior to commercially releasing our NAFLD TAEUS application, we will offer to negotiate an exclusive ultrasound manufacturer relationship with GE Healthcare for a period of at least one year of commercial sales. The commercial sales would involve, within our sole discretion, either our commercially selling GE Healthcare ultrasound systems as the exclusive ultrasound system with our TAEUS fatty liver application embedded, or GE Healthcare being the exclusive ultrasound manufacturer to sell ultrasound systems with our TAEUS fatty liver application embedded. The agreement with GE Healthcare does not prevent us from selling our TAEUS fatty liver application technology to distributors or directly to non-manufacturer purchasers. Additionally, the agreement provides that (1) prior to offering to license any of our TAEUS fatty liver application intellectual property to a third party, we will first offer to negotiate to license our TAEUS fatty liver application intellectual property to GE Healthcare and (2) prior to selling any equity interests to a healthcare device manufacturer, we must first offer to negotiate in good faith to sell such equity interests to GE Healthcare. The agreement is subject to termination by either party upon not less than 60 days’ notice. On January 30, 2018, we and GE Healthcare entered into an amendment to our agreement, extending its term by 21 months to January 22, 2020.

In November 2017 we engaged two firms that specialize in medical device software development to commence productization of our TAEUS device targeting NAFLD. The agreements call for these vendors to provide us with the specialized engineering resources necessary to translate our current prototype TAEUS device into a clinical product that meets CE regulatory requirements required for commercial launch in the European Union followed by FDA submission for the U.S. market.

In October 2018, we received an Investigational Testing Authorization (“ITA”) from Health Canada to commence the first human studies in healthy volunteers with our TAEUS clinical system targeting NAFLD, guiding our algorithm development, and comparing our technology to MRI. The feasibility study is being conducted in collaboration with the widely respected Robarts Research Institute in London, Canada. The data Robarts Research Institute is collecting with our investigational device includes the following:

●
Integration evaluation of hardware and software design elements of the TAEUS platform;

●
Substantial user and patient human-factors data, including clinical workflow and ergonomic considerations to support our CE mark application and commercial product design; and

●
Quantitative MRI liver fat fraction measurements for each study subject, that will both guide our algorithm development and provide data for initial correlation to the TAEUS measurements.

In December 2018, Robarts Research Institute completed its initial healthy subject enrollment and data collection of 25 subjects and received authorization from Health Canada to expand the study to 50 subjects. We expect to receive study results in the first quarter of 2019. The data collected from the study, including additional usability inputs, will be included in our TAEUS liver device technical file submission for device CE Mark, which we anticipate in the first half of 2019.

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

We currently maintain a patent portfolio consisting of nine (9) patents issued in the United States and two (2) issued patents in foreign jurisdictions, seventeen (17) patent applications pending in the United States and sixteen (16) patent applications pending in foreign jurisdictions relating to our technology. These patents and patent applications cover certain innovations relating to contrast-enhanced imaging as well as several aspects of fat imaging and fat quantitation in the liver and other tissues.

In addition, we have in-licensed license three (3) U.S. patents. These patents protect a number of key design attributes that are specific to our Nexus 128 product.

Each of our patents generally has a term of 20 years from its respective priority filing date. Among our issued patents, the first patents are set to expire in 2018 and the last patents expire in 2031.

Sales and Marketing

We currently do not have a sales and marketing team dedicated to our TAEUS clinical applications. In parallel to securing all necessary government marketing approvals, we intend to hire a small internal marketing team to engage and support channel partners and clinical customers. As we previously did with our Nexus 128 system, we intend to partner with several geographically-focused independent clinical ultrasound equipment distributors to market and sell our TAEUS applications. We believe that these distributors have existing customer relationships, a strong knowledge of diagnostic imaging technology and the capabilities to support the installation, customer training and post-sale service of capital equipment and software.

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

Engineering, Design and Manufacturing

Development of TAEUS Device

We have contracted with StarFish Product Engineering, Inc. (“StarFish”), a medical device contract manufacturing company, to commence the productization of our NAFLD TAEUS application. In particular, we have retained StarFish to develop ENDRA’s current prototype TAEUS device into a clinical product that meets CE regulatory requirements required for commercial launch. We expect to further engage StarFish to support our application for a CE mark that will enable us to sell the application in the European Union as a Class IIa medical device once a final design for our TAEUS device has been developed and tested, and to lead the preparation of documentation for regulatory approval submission both in the European Union and in the United States. In order to foster collaboration, our Chief Technology Officer regularly visits StarFish’s facilities to monitor the TAEUS application manufacturing process.

We believe that our contract manufacturers will either supply necessary components internally or obtain them from third-party sources. At this time, we do not know whether any components are or will be single sourced.

Regulatory Approval Pathway and Human Study

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

The first TAEUS application we intend to commercialize is our NAFLD TAEUS application. Our initial target market for this application is the European Union. We believe that our NAFLD TAEUS application will qualify for sale in the European Union as a Class IIa medical device. As a result, we will be required to obtain a CE mark for our NAFLD TAEUS application before we can sell the application in the European Union. To this end, we have contracted with medical device contract engineering firms to perform the commercial product engineering for our NAFLD TAEUS application. Existing regulations would not require us to conduct a clinical trial to obtain a CE mark for this application. Nonetheless, for commercial reasons and to support our CE mark application we have contracted with CIMTEC, a medical imaging research group, to conduct human studies through Canada-based Robarts Research Institute to demonstrate our NAFLD TAEUS application’s ability to distinguish fat from lean tissue. In December 2018, Robarts Research Institute completed its initial healthy subject enrollment and data collection of 25 subjects and received authorization from Health Canada to expand the study to 50 subjects.

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

After the process of obtaining a CE mark for our NAFLD TAEUS application is complete and if we are able to raise additional capital, we intend to prepare for submission to the U.S. Food and Drug Administration (the “FDA”), an application under the Food, Drug and Cosmetic Act (the “FD&C Act”) to sell our NAFLD TAEUS application in the U.S. We anticipate that the application, as well as those for our other TAEUS applications, will be submitted for approval under Section 510(k) of the FD&C Act. We expect that our initial FDA clearance will allow us to sell the NAFLD TAEUS application in the U.S. with general imaging claims. However, we will need to obtain additional FDA clearances to be able to make diagnostic claims for fatty tissue content determination. Accordingly, to support our commercialization efforts we expect that, following receipt of our initial FDA clearance, we will submit one or more additional applications to the FDA, each of which will need to include additional clinical trial data, so that following receipt of the necessary clearances we may make those diagnostic claims.

Regulation

European Union

The primary regulatory environment in Europe is the European Union, which consists of 28 member states encompassing most of the major countries in Europe. We believe that in the European Union applications incorporating our TAEUS technology will be regulated as Class IIa medical devices by the European Medicines Agency (the “EMA”) and the European Union Commission. As described above, we expect our applications will receive a CE mark from an appropriate Competent Authority as a result of successful review of one or more submissions prepared by our contract engineering and manufacturer(s), so that such applications can be marketed and distributed within the European Economic Area. Each of our applications will be required to be recertified each year for CE marking, which recertification may require an annual audit. The audit procedure, which will include on-site visits at our facility, and the contract manufacturer’s(s’) facility(ies), will require us to provide the contract manufacturer(s) with information and documentation concerning our quality management system and all applicable documents, policies, procedures, manuals, and other information.

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

Other Regulations

We will become subject to regulations and product registration requirements in many foreign countries in which we may sell our products, including in the areas of product standards, packaging requirements, labeling requirements, import and export restrictions and tariff regulations, duties and tax requirements. Additionally, third parties designing, manufacturing or conducting human studies of our devices will be subject to local regulations, such as those of Health Canada. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for EMA or FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from EMA and FDA requirements.

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

Research and Development

Our research and development expenses were $4,722,465 and $1,931,075 for the years ended December 31, 2018 and 2017, respectively.

Employees

As of December 31, 2018, we had 11 employees, all of whom are employed on a full-time basis. 8 full-time employees were engaged in research and development activities, 2 full-time employees were engaged in administrative activities, and 1 full-time employee was engaged in product assembly. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

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

We have limited commercial experience upon which investors may evaluate our prospects. We have only generated limited revenues to date and have a history of losses from operations. As of December 31, 2018, we had an accumulated deficit of approximately $27.6 million. Our independent registered public accounting firm, in its report on our financial statements for the year ended December 31, 2018, has raised substantial doubt about our ability to continue as a going concern.

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

To date, we have financed our operations primarily through the net proceeds from offerings of common stock and convertible notes, as well as sales of our discontinued Nexus 128 system. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. Therefore, we will require additional capital in order to: (i) continue to conduct research and development activities; (ii) conduct clinical studies; (iii) fund the costs of seeking regulatory approval of TAEUS applications; (iv) expand our sales and marketing infrastructure; (v) acquire complementary business technology or products; and (vi) respond to business opportunities, challenges, increased regulatory obligations or unforeseen circumstances. Our future funding requirements will depend on many factors, including, but not limited to:

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

To date we have generated only limited sales of our discontinued Nexus 128 product and our ability to generate meaningful revenues in the future will depend on the successful development and commercialization of our TAEUS platform applications. The commercial success of our TAEUS platform applications and our ability to generate revenues will depend on many factors, including the following:

●
our successful development of applications for our TAEUS technology, such as those we intend to pursue for the diagnosis of NAFLD and the monitoring of thermal ablation surgery, and the acceptance in the marketplace by physicians and patients of such applications;

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

Since our success depends in large part on the medical and third-party payors community’s acceptance of our TAEUS applications, even if we receive regulatory approval for our applications, we believe that we will need to obtain additional clinical data from users of our applications to persuade medical professions to use our applications. We may also be required to conduct post-approval clinical testing to obtain such additional data. Clinical testing is expensive, can take a significant amount of time to complete and can have uncertain outcomes. We have not yet received the results of clinical studies relating to our TAUES applications, including human studies to be conducted by CIMTEC pursuant to a service agreement, and there can be no assurance that the results of any such studies will be positive. Negative results of these clinical studies could have a material, adverse impact on our business.

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

In April 2016, we entered into a Collaborative Research Agreement with GE Healthcare, under which GE Healthcare has agreed to support our efforts to commercialize our TAEUS technology for use in an NAFLD application by, among other things, providing equipment and technical advice, and facilitating introductions to GE Healthcare clinical ultrasound customers. This agreement does not commit GE Healthcare to a long-term relationship and it may disengage with us at any time. This agreement has a term lasting until January 22, 2020 and is subject to termination by either party upon not less than 60 days’ notice. See the section of this Annual Report titled “Collaboration with GE Healthcare” under “Item 1. Business” for further description of this agreement.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to design or manufacture our TAEUS applications. To support our design and manufacturing efforts, we have contracted StarFish Product Engineering, Inc., a medical device contract manufacturing company, rather than design or manufacture our TAEUS applications ourselves. We have limited control over the efforts and resources that these and any other third-party original equipment manufacturers (“OEMs”) will devote to developing and manufacturing our TAEUS applications and their capabilities to serve our needs, including quality control, quality assurance and qualified personnel. In addition, we currently expect to depend on OEMs to acquire CE marks for the device or devices that they develop and manufacture which are necessary to permit marketing of those devices in the European Union followed by corresponding FDA approval.

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

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the FD&C Act and similar laws of other countries, or the rules and regulations of the FDA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies; comply with manufacturing standards we establish; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain European, Chinese or FDA approval of any of our products and begin commercializing those products in Europe, China or the United States, respectively, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commissions, certain customer incentive programs and other business arrangements generally. It is not always possible to identify and deter misconduct by employees and other parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

In June 2016, the United Kingdom held a referendum in which a majority of voters voted to exit the European Union (“EU”), commonly referred to as “Brexit”, and in March 2017, notified the EU that it intended to exit as provided in Article 50 of the Treaty of Lisbon. The terms of the withdrawal are subject to a negotiation period that could last at least two years from the withdrawal notification date. This will be either accompanied or followed by additional negotiations concerning future terms of the United Kingdom’s relationship with the EU including, among other things, the terms of trade between the United Kingdom and the EU. The effects of Brexit will depend on any agreements the United Kingdom makes to retain access to EU markets either during a transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Sterling and Euro. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. Furthermore, Brexit may lead other EU member countries to consider referendums regarding their EU membership. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.

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

We currently maintain a patent portfolio consisting of nine (9) patents issued in the United States and two (2) issued patents in foreign jurisdictions, seventeen (17) patent applications pending in the United States and sixteen (16) patent applications pending in foreign jurisdictions relating to our technology. In addition, we currently license three (3) U.S. patents and several additional patent applications pending in the United States and foreign jurisdictions. We or our licensor may fail to maintain these patents, may determine not to pursue litigation against entities that are infringing upon these patents, or may pursue such enforcement less aggressively than we ordinarily would.

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

Similarly, interference or derivation proceedings provoked by third parties or brought by the U.S. Patent and Trademark Office (“USPTO”) may be necessary to determine the priority of inventions or other matters of inventorship with respect to our patents or patent applications. We may also become involved in other proceedings, such as re-examination, inter partes review, or opposition proceedings, before the USPTO or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. Adverse determinations in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our TAEUS applications or using product names, which would have a significant adverse impact on our business.

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

The medical devices that we manufacture and market will be subject to regulation by numerous worldwide regulatory bodies, including the EMA, FDA and other comparable regulatory agencies. Additionally, third parties designing, manufacturing or conducting human studies of our devices will be subject to local regulations, such as those of Health Canada. These agencies and regulations require manufacturers of medical devices to comply with applicable laws and regulations governing development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, based on the risk level of the device. Governmental regulations specific to medical devices are wide-ranging and govern, among other things:

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

If we initiate a correction or removal for one of our devices to reduce a risk to health posed by the device, we would be required to submit a publicly available Correction and Removal report to the FDA and, in many cases, similar reports to other regulatory agencies. This report could be classified by the FDA as a device recall which could lead to increased scrutiny by the FDA, other international regulatory agencies and our customers regarding the quality and safety of our devices. Furthermore, the submission of these reports has been and could be used by competitors against us in competitive situations and cause customers to delay purchase decisions or cancel orders and would harm our reputation.

The FDA and the Federal Trade Commission (the “FTC”) also regulate the advertising and promotion of our products to ensure that the claims we make are consistent with our regulatory clearances, that there are adequate and reasonable data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading in any respect. If the FDA or FTC determines that any of our advertising or promotional claims are misleading, not substantiated or not permissible, we may be subject to enforcement actions, including warning letters, and we may be required to revise our promotional claims and make other corrections or restitutions.

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

There have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that could harm our future revenues and profitability and the future revenues and profitability of our potential customers. In the EU, although there have not been any recent amendments to the relevant regulatory legislation, there are ongoing discussions regarding amending the current regulatory framework for medical devices. Moreover, because the Medical Devices Directive requires only minimum harmonization in the EU, member countries may alter their enforcement of the directives or amend their national regulatory rules. We cannot predict what healthcare initiatives, if any, will be implemented by EU member countries, or the effect any future legislation or regulation will have on us.

In the United States, federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. For example, one of the most significant healthcare reform measures in decades, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (the “Affordable Care Act”), was enacted in 2010. The Affordable Care Act contains a number of provisions, including those governing enrollment in federal healthcare programs, reimbursement changes and fraud and abuse measures, all of which will impact existing government healthcare programs and will result in the development of new programs. The Affordable Care Act, among other things, imposes an excise tax of 2.3% on the sale of most medical devices, including ours, and any failure to pay this amount could result in the imposition of an injunction on the sale of our products, fines and penalties.

It remains unclear whether changes will be made to the Affordable Care Act, or whether it will be repealed or materially modified. For example, the Tax Cuts and Jobs Act of 2017 modified certain aspects of the Affordable Care Act and the Trump Administration and U.S. Congress may take further action regarding the APA. Therefore, we cannot assure you that the Affordable Care Act, as currently enacted or as may be further amended or discontinued in the future, will not harm our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

●
regulatory developments affecting our products or those of our competitors, including the timing and success of obtaining various regulatory approvals for our products’ testing, production and marketing;

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

Any or all of these factors could adversely affect our cash position requiring us to raise additional capital which may be on unfavorable terms and result in substantial dilution. Additionally, the risks surrounding our business, as well as the limited market for our common stock, have resulted, and will likely continue to result, in volatility in the price of our common stock and warrants. From January 1, 2018 through December 31, 2018, intra-day trading prices on the Nasdaq Capital Market have fluctuated from a low of $1.44 to a high of $5.75 with respect to shares of our common stock, and from a low of $0.23 to a high of $1.85 with respect to our warrants, and may continue to fluctuate significantly in the future.

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

Although our common stock is traded on the Nasdaq Capital Market, the volume of trading has historically been limited. Our average daily trading volume of our shares from January 1, 2018 to December 31, 2018 was approximately 171,082 shares. Thinly traded stock can be more volatile than stock trading in a more active public market. While we have made efforts to increase trading in our stock, we cannot predict the extent to which an active public market for our common stock will develop or be sustained. Therefore, a holder of our common stock who wishes to sell his or her shares may not be able to do so immediately or at an acceptable price.

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

As a public company, we are required to maintain internal control over financial reporting and to report any material weaknesses in such internal controls. Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires that we evaluate and determine the effectiveness of our internal control over financial reporting and provide a management report on our internal control over financial reporting.

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

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and we may take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our securities less attractive because we may rely on these exemptions. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the price of our securities may be more volatile.

We will remain an “emerging growth company” for up to five fiscal years after the date of our May 2017 initial public offering, although we will lose that status sooner if our annual revenues exceed $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

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

All decisions with respect to the management of the Company are made by our board of directors and our officers, who beneficially own approximately 3.6% of our common stock, as calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In addition, ICM Capital Management, Inc., beneficially owns 7.6% of our common stock, as calculated in accordance with Rule 13d-3 promulgated under the Exchange Act. As a result, this stockholder is able to exercise a substantial level of control over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This control could have the effect of delaying or preventing a change of control of the Company or changes in management, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent stockholders from realizing a premium over the market price for their shares.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal office is located at 3600 Green Court, Suite 350, Ann Arbor, Michigan 48105-1570. We currently lease approximately 3,950 square feet of office and light industrial/research space under a lease that is due to expire in 2024. The rent is approximately $7,992 per month, subject to moderate annual increases.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and warrants have been listed on the Nasdaq Capital Market under the symbols “NDRA” and “NDRAW,” respectively, since June 28, 2017 upon the separation of units sold in our initial public offering. Prior to that date, our common stock and warrants traded together as a unit beginning on May 9, 2017. Each of our publicly traded warrants is exercisable for a share of our common stock at a price of $6.25 per share and expires on May 12, 2020.

As of March 11, 2019, there were 29 holders of record of our common stock and 1 holder of record of our warrants.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report. This discussion and analysis contain forward-looking statements that are based on our management’s current beliefs and assumptions, which statements are subject to substantial risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in Item 1A of this Annual Report. Please also see “Cautionary Note Regarding Forward Looking Statements” at the beginning of this Annual Report.

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

In 2010, we began marketing and selling our Nexus 128 system, which combined light-based thermoacoustics and ultrasound to address the imaging needs of researchers studying disease models in pre-clinical applications. Building on this expertise in thermoacoustics, we have developed a next-generation technology platform — Thermo Acoustic Enhanced Ultrasound, or TAEUS — which is intended to enhance the capability of clinical ultrasound technology and support the diagnosis and treatment of a number of significant medical conditions that currently require the use of expensive CT or MRI imaging or where imaging is not practical using existing technology. We ceased production of our Nexus 128 system as of January 1, 2019 and plan to stop providing service support and parts for all existing Nexus 128 systems as of July 1, 2019 in order to focus our resources on the development of our TAEUS technology.

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

We expect that the first-generation TAEUS application will be a standalone ultrasound accessory designed to cost-effectively quantify fat in the liver and stage progression of nonalcoholic fatty liver disease, or (“NAFLD”), which can only be achieved today with impractical surgical biopsies or MRI scans. Subsequent TAEUS offerings are expected to be implemented via a second generation hardware platform that can run multiple clinical software applications that we will offer TAEUS users for a one-time licensing fee – adding ongoing customer value to the TAEUS platform and a growing software revenue stream for our Company.

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

In November 2017 we engaged two firms that specialize in medical device software development to commence productization of our TAEUS device targeting NAFLD. The agreements call for these vendors to provide us with the specialized engineering resources necessary to translate our current prototype TAEUS device into a clinical product that meets CE regulatory requirements required for commercial launch in the European Union followed by FDA submission for the U.S. market.

In November 2017, we contracted with the Centre for Imaging Technology Commercialization (CIMTEC) to initiate human studies with our TAEUS device targeting NAFLD. In October 2018 we received approval from Health Canada to initiate these studies which are expected to provide key insights into clinical work flow and quantitative methodologies for the device and are now underway. We anticipate announcing results from these studies during the first quarter of 2019.

In June 2018, we reported that, in order to focus our resources on developing our TAEUS technology for clinical use, we were exploring strategic alternatives with respect to our pre-clinical business. Subsequent to the year ended December 31, 2018 we ceased production of our Nexus 128 system and announced our plan to stop providing service support and parts for all existing Nexus 128 systems as of July 1, 2019, in order to focus our resources on the development of our TAEUS technology.

Financial Operations Overview

Revenue

To date our revenue has been generated by the placement and sale of our (now discontinued) Nexus 128 thermoacoustic imaging systems for use in pre-clinical applications, and related service revenue. No revenue has been generated by our TAEUS technology, which is currently still in the product development stage.

Cost of Goods Sold

Our cost of goods sold is related to our direct costs associated with the development and shipment of our (now discontinued) Nexus 128 systems placed in pre-clinical settings.

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

Share-based Compensation

Our 2016 Omnibus Incentive Plan permits the grant of share options and shares to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan will automatically increase by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2019, the pool of shares available for issuance under the Omnibus Plan automatically increased from 1,345,074 shares to 2,649,378 shares.

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

Results of Operations

Years Ended December 31, 2018 and 2017

Revenue

We had revenue of $6,174 for the year ended December 31, 2018, as compared to $351,622 for the year ended December 31, 2017. The revenue was a result of service activity on our installed base of Nexus 128 pre-clinical systems. During the year ended December 31, 2018, we reported that we would explore strategic alternatives with respect to our pre-clinical business, comprised of the assembly and sale of its Nexus 128 system. Subsequent to the year ended December 31, 2018 we ceased production of our Nexus 128 system and announced our plan to stop providing service support and parts for all existing Nexus 128 systems as of July 1, 2019, in order to focus our resources on the development of our TAEUS technology.

Cost of Goods Sold

There was no cost of goods sold for the year ended December 31, 2018. Cost of goods sold was $172,782 for the year ended December 31, 2017. The cost of goods sold was a result of both direct costs to build a Nexus 128 pre-clinical system, and product service materials required for the service of a Nexus 128 system. Gross margin was approximately 51% for the year ended December 31, 2017.

Research and Development

Research and development expenses were $4,722,465 for the year ended December 31, 2018, as compared to $1,931,075 for the year ended December 31, 2017, an increase of $2,791,390, or 145%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses increased from the same period for the prior year due primarily to increased spending developing TAEUS applications with proceeds from the IPO, which included expenses for our contracted development vendors.

Sales and Marketing

Sales and marketing expenses were $262,641 for the year ended December 31, 2018, as compared to $122,604 for the year ended December 31, 2017, an increase of $140,037, or 114%. The increase was primarily due to spending for initial commercialization efforts for our TAEUS product line. Currently our marketing efforts are through our website and attendance of key industry meetings. Our future clinical business will involve hiring and training additional staff to support our sales efforts. As we seek to complete the development and commercialization of our TAEUS applications, we intend to build a small sales and marketing team to train and support global ultrasound distributors, as well as execute traditional marketing activities such as promotional materials, electronic media and participation in industry conferences.

General and Administrative

Our general and administrative expenses for the year ended December 31, 2018 were $3,752,535, an increase of $1,001,316, or 36%, compared to $2,751,219 for the year ended December 31, 2017. General and administrative expenses increased due to an increase in headcount and costs associated with being a public company. Our wage and related expenses for the year ended December 31, 2018 were $1,607,568, compared to $1,286,326 for the year ended December 31, 2017. Wage and related expenses in the year ended December 31, 2018, included $264,200 for bonuses, $617,250 of stock compensation expense related to the issuance and vesting of options, compared to $704,008 of stock compensation expense for the same period in 2017. Our professional fees for the year ended December 31, 2018 were $1,612,076, compared to $1,092,706 for the year ended December 31, 2017.

Impairment of Inventory

During the year ended December 31, 2018, we had a one-time write down of inventory available for our Nexus 128 product of $287,541. There was no such expense during the year ended December 31, 2017.

Net Loss

As a result of the foregoing, for the year ended December 31, 2018, we recorded a net loss of $9,796,261 compared to a net loss of $5,376,962 for the year ended December 31, 2017.

Liquidity and Capital Resources

To date we have funded our operations through private and public sales of our securities. As of December 31, 2018, we had $6,471,375 in cash. In May 2017, we completed the IPO, raising net proceeds of approximately $8.6 million after deducting offering expenses of approximately $0.8 million in underwriting discounts, commissions and expenses and approximately $0.3 million in offering expenses payable by us. In June 2018, we completed the placement of senior secured convertible promissory notes and warrants, raising net proceeds of approximately $935,000 after deducting offering expenses of approximately $142,000 payable by us. The promissory notes bear interest at a rate of 10% per annum until maturity on December 31, 2018. On October 15, 2018, we completed an underwritten public offering with National Securities Corporation for the issuance and sale of 1,477,750 shares of our common stock. The net proceeds from this offering were approximately $2.7 million, after deducting underwriting discounts and commissions and other offering expenses. On November 13, 2018, we completed an underwritten public offering with National Securities Corporation for the issuance and sale of 1,385,750 shares of our common stock. The net proceeds from this offering were approximately $4.9 million, after deducting underwriting discounts and commissions and other offering expenses.

We believe that cash on hand at December 31, 2018, including the net proceeds from our October and November 2018 underwritten public offerings, will be sufficient to fund our current operations into the third quarter of 2019. If we do not raise additional capital in the next several months we will need to significantly slow or pause our business activities until such time as we are able to raise additional capital. We continue to evaluate and manage our capital needs to support our clinical, regulatory and operational activities and prepare for the results of our human studies data and EU commercialization. We are currently exploring potential financing options that may be available to us, including additional sales of our common stock. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The financial statements included in this Form 10-K have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended December 31, 2018, we incurred net losses of $9,796,261, and used cash in operations of $7,702,481. These and other factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the accompanying financial statements. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the year ended December 31, 2018, we used $7,702,481 of cash in operating activities primarily as a result of our net loss of $9,796,261 offset by share-based compensation of $1,367,762, depreciation and amortization expenses of $68,316, amortization of debt discount of $729,241, impairment of inventory of $287,541 and net changes in operating assets and liabilities of $(359,079).

During the year ended December 31, 2017, we used $3,300,913 of cash in operating activities primarily as a result of our net loss of $5,376,962, offset by amortization of discount of convertible debt of $711,472, share-based compensation of $1,002,957, $61,481 in depreciation and amortization expenses, $1,480 in imputed interest and net changes in operating assets and liabilities of $298,659.

Investing Activities

During the year ended December 31, 2018, the Company used $100,000 in investing activities related to purchase of equipment.

During the year ended December 31, 2017, the Company used $7,862 in investing activities related to purchase of equipment.

Financing Activities

During the year ended December 31, 2018, financing activities provided $7,736,678 in proceeds from issuance of common stock and $935,300 in proceeds from the placement of senior secured convertible promissory notes.

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

It is possible that we will not achieve the progress that we expect because the actual costs and timing of completing the development and regulatory approvals for a new medical device are difficult to predict and are subject to substantial risks and delays. We have no committed external sources of funds. We do not expect that our existing cash will be sufficient for us to complete the commercialization of our NAFLD TAEUS application or to complete the development of any other TAEUS application and we will need to raise substantial additional capital for those purposes. As a result, we will need to finance our future cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the section of our Annual Report on Form 10-K for the year ended December 31, 2018, entitled “Risk Factors” . We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

NASDAQ Capital Market Listing

Our common stock is currently traded on the Nasdaq Capital Market LLC (the “Nasdaq”). The Nasdaq imposes, among other requirements, listing maintenance standards including minimum bid price and stockholders’ equity requirements. In particular, Nasdaq rules require us to maintain a minimum stockholders’ equity of $2.5 million. On August 16, 2018, we received a notification letter from the Listing Qualifications Staff of the Nasdaq notifying us that, based on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, we no longer maintained the minimum $2.5 million stockholders’ equity required for continued listing on The Nasdaq Capital Market under Marketplace Rule 5550(b)(1) (the “Equity Rule”).

The notification letter has no immediate effect on the listing of the Company’s common stock on the Nasdaq. The notification letter stated that, under Nasdaq rules, we had 45 calendar days, or until October 1, 2018, to submit a plan to regain compliance with the Equity Rule. In accordance with the notification letter we submitted a plan to regain compliance, and on October 23, 2018 the Nasdaq notified us that it had accepted the plan and granted us an extension until February 15, 2019 to regain compliance with the Equity Rule.

Based on our ability to obtain additional equity during October and November 2018, we were notified on December 12, 2018 by the Nasdaq Capital Market that we had complied with the Equity Rule as of that date.

Off-Balance Sheet Transactions

At December 31, 2018, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements
ENDRA Life Sciences Inc.
December 31, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

ENDRA Life Sciences Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ENDRA Life Sciences Inc. and subsidiary (the “Company”) as of December 31, 2018 and 2017 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Henderson, Nevada
March 11, 2019

ENDRA Life Sciences Inc.
Consolidated Balance Sheets

	December 31	December 31,
Assets	2018	2017
Assets
Cash	$6,471,375	$5,601,878
Accounts receivable	--	6,850
Prepaid expenses	145,424	67,496
Inventory	59,444	191,680
Other current assets	273,315	14,249
Total Current Assets	6,949,558	5,882,153
Other Assets
Fixed assets, net	273,233	241,549
Total Assets	$7,222,791	$6,123,702

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$974,583	$848,214
Total Liabilities	974,583	848,214

Stockholders’ Equity (Deficit)
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 7,422,642 and 3,923,027 shares issued and outstanding	742	392
Additional paid in capital	33,939,162	23,170,531
Accumulated deficit	(27,691,696)	(17,895,435)
Total Stockholders’ Equity	6,248,208	5,275,488
Total Liabilities and Stockholders’ Equity	$7,222,791	$6,123,702

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.
Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31	December 31
	2018	2017
Revenue	$6,174	$351,622

Cost of Goods Sold	-	172,782

Gross Profit	$6,174	$178,840

Operating Expenses
Research and development	4,722,465	1,931,075
Sales and marketing	262,641	122,604
General and administrative	3,752,535	2,751,219
Impairment of inventory	287,541	-
Total operating expenses	9,025,182	4,804,898

Operating loss	(9,019,008)	(4,626,058)

Other Expenses
Other income (expense)	(777,253)	(750,904)
Total other expenses	(777,253)	(750,904)

Loss from operations before income taxes	(9,796,261)	(5,376,962)

Provision for income taxes	-	-

Net Loss	$(9,796,261)	$(5,376,962)

Net loss per share – basic and diluted	$(2.17)	$(1.95)

Weighted average common shares – basic and diluted	4,504,873	2,756,956

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.
Consolidated Statements of Stockholders’ Equity

	Common stock		Additional Paid in	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Payable	Deficit	Equity/(Deficit)
Balance as of December 31, 2016	723,335	$72	$11,543,634	$81,000	$(12,518,473)	$(893,767)
IPO shares	1,680,000	168	7,431,332	-	-	7,431,500
Overallotment for IPO	252,000	25	1,159,175	-	-	1,159,200
Note conversion	1,232,859	123	1,950,956	-	-	1,951,079
Common stock issued for services	34,833	4	103,734	(81,000)	-	22,738
Warrants issued for services	-	-	32,709	-	-	32,709
Fair value of vested stock options	-	-	947,511	-	-	947,511
Imputed interest on promissory notes	-	-	1,480	-	-	1,480
Net loss	-	-	-	-	(5,376,962)	(5,376,962)
Balance as of December 31, 2017	3,923,027	392	23,170,531		(17,895,435)	5,275,488
Common stock issued for cash	2,863,500	286	7,736,392		-	7,736,678
Common stock issued for note conversion	636,115	64	1,076,936		-	1,077,000
Common stock issued for services	-	-	47,865		-	47,865
Warrants issued for services	-	-	71,756		-	71,756
Fair value of vested stock options	-	-	1,248,141		-	1,248,141
Debt discount	-	-	587,541		-	587,541
Net loss	-	-	-		(9,796,261)	(9,796,261)
Balance as of December 31, 2018	7,422,642	$742	$33,939,162		$(27,691,696)	$6,248,208

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31	December 31
	2018	2017
Cash Flows from Operating Activities
Net loss	$(9,796,261)	$(5,376,962)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	68,316	61,481
Common stock, options and warrants issued for services	1,367,762	1,002,957
Imputed interest on promissory notes	-	1,480
Amortization of debt discount	729,241	711,472
Impairment of inventory	287,541	-
Changes in operating assets and liabilities:
Decrease/Increase in accounts receivable	6,850	(6,850)
Increase in prepaid expenses	(77,928)	(67,497)
Increase in inventory	(155,305)	(151,574)
Increase in other asset	(259,066)	(3,714)
Increase in accounts payable and accrued liabilities	126,368	528,294
Net cash used in operating activities	(7,702,481)	(3,300,913)

Cash Flows from Investing Activities:
Purchases of fixed assets	(100,000)	(7,862)
Net cash used in investing activities	(100,000)	(7,862)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net	7,736,678	8,590,700
Repayment of notes payable	-	(50,000)
Proceeds from convertible notes	935,300	225,000
Net cash provided by financing activities	8,671,978	8,765,700

Net Increase in cash	869,497	5,456,925

Cash, beginning of period	5,601,878	144,953

Cash, end of period	$6,471,375	$5,601,878

Supplemental disclosures:
Interest paid	$40,085	$-
Income tax paid	$-	$-

Supplemental disclosures of non-cash items:
Discount on convertible notes	$587,541	$225,000
Conversion of convertible notes and accrued interest	$1,077,000	$1,726,079

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2018 and 2017

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of December 31, 2018 and 2017, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

Inventory

The Company’s inventory is stated at the lower of cost or estimated net realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out method. The Company periodically determines whether a reserve should be taken for devaluation or obsolescence of inventory. As of December 31, 2018 the Company determined it should take a reserve equal to the full amount of its available inventory for parts related to its Nexus 128 business line. As of December 31, 2017, no such reserve was taken.

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

Research and Development Costs

The Company follows ASC Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the years ended December 31, 2018 and 2017, the Company incurred $4,722,465 and $1,931,075, of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share” (“ASC 260-10”). Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 3,900,939 and 3,208,262 potentially dilutive shares, which include outstanding common stock options, warrants, and convertible notes, as of December 31, 2018 and December 31, 2017, respectively.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	December 31, 2018	December 31, 2017
Options to purchase common stock	1,272,911	940,121
Warrants to purchase common stock	2,628,028	2,268,141
Potential equivalent shares excluded	3,900,939	3,208,262

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

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other share-based awards to its employees, consultants and non-employee members of the board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan will automatically increase by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2019, the pool of shares available for issuance under the Omnibus Plan automatically increased from 1,345,074 shares to 2,649,378 shares.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to December 31, 2018 of $27,691,696. The Company had working capital of $5,974,975 as of December 31, 2018. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended December 31, 2018 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. The Company evaluated the impact that the application of the new standard will have on its consolidated financial statements and related disclosures, and determined there will be no impact.

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

Note 3 – Inventory

As of December 31, 2018, inventory consisted of raw materials to be used in the assembly of a TAEUS system. As of December 31, 2018, the Company had no orders pending for the sale of a TAEUS system. As of December 31, 2017, inventory consisted of raw materials to be used in the assembly of a Nexus 128 system. As of December 31, 2017 the Company had no orders pending for the sale of a Nexus 128 system. As of December 31, 2018 the Company took a full reserve against its available inventory of parts for the Nexus 128 system.

Note 4 – Fixed Assets

As of December 31, 2018 and December 31, 2017, fixed assets consisted of the following:

	December 31, 2018	December 31, 2017
Computer equipment and fixtures	$679,179	$579,179
Accumulated depreciation	(405,946)	(337,630)
Fixed assets, net	$273,233	$241,549

Depreciation expense for the years ended December 31, 2018 and 2017 was $68,316 and $61,481, respectively.

Note 5 – Accounts Payable and Accrued Liabilities

As of December 31, 2018 and December 31, 2017, current liabilities consisted of the following:

	December 31, 2018	December 31, 2017
Accounts payable	$631,472	$780,262
Accrued payroll	29,302	40,578
Accrued bonuses	263,497	-
Accrued employee benefits	27,804	27,375
Insurance premium financing	22,508	-
Total	$974,583	$848,215

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

In addition, on June 28, 2018, the Company issued warrants exercisable for 267,113 shares of the Company’s common stock to accredited investors and issued to National Securities Corporation, which served as placement agent in the offering, and its designees warrants exercisable for 53,423 shares of common stock. Each warrant will entitle the holder to purchase shares of Common Stock for an exercise price per share equal to $2.52, which was the closing bid price of shares of Common Stock on the NASDAQ Capital Market on June 27, 2018. The warrants are exercisable commencing six months after the date of issuance and expire June 28, 2021. The fair value of these warrants was determined to be $587,541 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 99%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years. The value of the warrants of $587,541 was considered as debt discount upon issuance and was being amortized as interest over the term of the notes or in full upon the conversion of the corresponding notes. During year ended December 31, 2018, the Company amortized $587,541 of such discount to interest expense, and there was no unamortized discount as of December 31, 2018.

On September 12, 2018 the Company issued 24,801 shares of its common stock at an effective price of $2.02 per share to convert $50,000 of its outstanding Notes. On November 13, 2018, the balance of the outstanding Notes ($1,027,000) were converted into 611,314 shares of Company’s common stock at an effective price of $1.625 per share. Accrued interest of $40,085 was paid in full in cash.

Note 7 – Capital Stock

At December 31, 2018, the authorized capital of the Company consisted of 60,000,000 shares of capital stock, consisting of 50,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2018 and 2017, there were 7,422,642 and 3,923,027 shares of common stock issued and outstanding and no preferred stock outstanding.

On October 11, 2018, the Company entered into an underwriting agreement with National Securities Corporation (the “Underwriter”), relating to an underwritten public offering for the issuance and sale of 1,477,750 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), which amount includes the Underwriter's option to purchase up to an additional 192,750 shares of Common Stock to cover over-allotments. The Underwriter exercised in full its option to purchase the additional over-allotment shares on October 12, 2018. The offering, including the issuance of the shares of Common Stock sold pursuant to the Underwriter's over-allotment option, closed on October 15, 2018. The net proceeds to the Company from the offering were approximately $2.7 million, after deducting underwriting discounts and commissions, and other offering expenses. The Common Stock was offered at $2.10 per share.

On November 8, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with National Securities Corporation (the “Underwriter”), relating to an underwritten public offering (the “Offering”) for the issuance and sale of up to 1,385,750 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”), which amount includes the Underwriter’s option to purchase up to an additional 180,750 shares of Common Stock to cover over-allotments. The Underwriter exercised in full its option to purchase the additional over-allotment shares on November 9, 2018. The Common Stock was offered at $3.90 per share.

During the year ended December 31, 2018, the Company issued 636,115 shares of common stock for the conversion of $1,077,000 of Notes.

During the year ended December 31, 2017, the Company issued 16,000 shares of common stock for services valued at $57,440, $47,865 of which was expensed during the year ended December 31, 2018, based on the duration of the contract. The certificates for these shares were issued in January 2018.

Note 8 – Stock Options and Warrants

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the 2016 Omnibus Incentive Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The fair value of these stock options granted by the Company during the year ended December 31, 2018 was determined to be $751,839, respectively, using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 103% to 127%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 4 to 8 years. A summary of option activity under the Company’s stock options as of December 31, 2018, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2017	940,121	$5.65	6.46
Granted	334,790	2.58	7.40
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(2,000)	2.50	-
Balance outstanding at December 31, 2018	1,272,911	$4.56	6.31
Exercisable at December 31, 2018	397,948	$5.80	5.38

On January 16, 2018, the Company granted warrants to purchase 20,000 shares of common stock with an exercise price of $5.50 per share for services. The warrants vest in six monthly installments beginning on February 16, 2018. The fair value of these warrants was determined to be $40,384 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 126%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years. During the year ended December 31, 2018, $40,384 was expensed.

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

On October 11, 2018, the Company issued warrants exercisable for 44,333 shares of the Company’s common stock. Each warrant entitles the holder to purchase shares of Common Stock for an exercise price per share equal to $2.625 and expire October 11, 2023. The fair value of these warrants was determined to be $72,592 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 98%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 5 years.

The following table summarizes all stock warrant activity of the Company for the year ended December 31, 2018:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2017	2,268,141	$7.09	4.21
Granted	384,869	$2.69	2.73
Exercised	-	-	-
Forfeited	-	-	-
Expired	(24,982)	-	-
Balance outstanding at December 31, 2018	2,628,028	$6.32	3.17
Exercisable at December 31, 2018	2,583,695	$6.38	3.14

Note 9 – Income Taxes

The U.S. tax reform bill that Congress voted to approve December 20, 2017, also known as the “Tax Cuts and Jobs Act”, made sweeping modifications to the Internal Revenue Code, including a much lower corporate tax rate, changes to credits and deductions, and a move to a territorial system for corporations that have overseas earnings.

The act replaced the prior-law graduated corporate tax rate, which taxed income over $10 million at 35%, with a flat rate of 21%.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2018 and 2017 are summarized below.

	2018	2017
Net operating loss carryforward	$(7,062,038)	$(4,288,410)
Stock based compensation	40,671	-
Fair value of options	424,368	268,792
Total deferred tax assets	(6,596,999)	(4,019,618)
Valuation allowance	$6,596,999	$4,019,618
Net deferred tax asset	$-	$-

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2018 and 2017, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

For U.S. purposes, the Company has not completed its evaluation of NOL utilization limitations under Internal Revenue Code, as amended (the “Code”) Section 382, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited as to the amount that could be utilized each year, based on the Code, as amended.

No federal tax provision has been provided for the years ended December 31, 2018 and 2017 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2018 and 2017.

	2018	2017
U.S. federal statutory income tax	-21.00%	-34.00%
State tax, net of federal tax benefit	-5.80%	-5.80%
Stock based compensation	0.00%	0.00%
Change in valuation allowance	26.80%	39.80%
Effective tax rate	0.00%	0.00%

At December 31, 2018, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $19.4 million, which, if not utilized earlier, expire through 2038.

ENDRA Life Sciences Canada Inc., the Company’s wholly-owned subsidiary which was incorporated in 2017, is subject to income taxes in the jurisdictions in which it operates, Canada, at a current rate of approximately 25 percent. Significant judgment is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The Company recognizes liabilities for anticipated tax audit issues based on its current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

ENDRA Life Sciences Canada Inc., operations were not material for tax purposes, as of December 31, 2018 and 2017, therefore the entity had no significant impact on the year-end 2018 and 2017 tax provision.

Note 10 – Commitments & Contingencies

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

2019	95,906
Total	$95,906

For the years ended December 31, 2018 and 2017, the Company incurred rent expenses of $104,805 and $75,353, respectively.

Employment and Consulting Agreements

Francois Michelon – Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Francois Michelon, the Company’s Chief Executive Officer and Chairman of the board of directors. The term of the employment agreement runs through December 31, 2019. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-K was $345,000. Under the employment agreement, Mr. Michelon is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Pursuant to Mr. Michelon’s employment agreement, in connection with the closing of the Company’s initial public offering he was granted options to purchase an aggregate 339,270 shares of common stock. The options have a weighted average exercise price of $4.96 per share of common stock and vest in three equal annual installments beginning on May 12, 2018. Upon termination without cause, any portion of Mr. Michelon’s options scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the options will automatically vest. Upon termination for any other reason, the entire unvested portion of the options will terminate.

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

Michael Thornton – Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Michael Thornton, the Company’s Chief Technology Officer. The term of the employment agreement runs through December 31, 2019. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-K was $260,000. Under the employment agreement, Mr. Thornton is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Pursuant to Mr. Thornton’s employment agreement, in connection with the closing of the Company’s initial public offering he was granted options to purchase an aggregate 345,298 shares of common stock. The options have a weighted average exercise price of $4.96 per share of common stock and vest in three equal annual installments beginning on May 12, 2018. Upon termination without cause, any portion of Mr. Thornton’s option scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the options will automatically vest. Upon termination for any other reason, the entire unvested portion of the options will terminate.

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

David Wells – On May 12, 2017, the Company entered into a consulting agreement with StoryCorp Consulting (“StoryCorp”), pursuant to which David Wells provides services to the Company as its Chief Financial Officer. Pursuant to the consulting agreement, the Company pays to StoryCorp a monthly fee of $9,000, and in May 2018 this monthly fee was increased to $9,540. Additionally, pursuant to the consulting agreement, the Company granted to Mr. Wells a stock option to purchase 15,000 shares of common stock in connection with the closing of the Company’s initial public offering, having an exercise price per share equal to $5.00 and vesting in twelve equal quarterly installments, and, for so long as the consulting agreement is in place, will grant to Mr. Wells a stock option to purchase the same number of shares of common stock with the same terms on each annual anniversary of the date of the consulting agreement. In May, 2018 Mr. Wells and the Company agreed to renegotiate the annual stock option provision in the agreement of May 12, 2017. On December 13, 2018, Mr. Wells was granted options to purchase an additional 35,000 shares of common stock.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. There are currently no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

Note 11 – Subsequent Events

None.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2018, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, as described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance to the Company’s management and board of directors regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our consolidated financial statements would be prevented or detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can only provide reasonable assurance with respect to financial statement preparation and presentation.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following material weakness as of December 31, 2018: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting. Because of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2018.

To remediate our internal control weakness, management intends to implement the following measures:

●
Add sufficient accounting personnel or outside consultants to properly segregate duties and to effect timely, accurate preparation of the financial statements.

●
Upon the hiring of additional accounting personnel or outside consultants, develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon our efforts to obtain additional funding and the results of our operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control of Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2019 annual meeting of stockholders.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2019 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2019 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2019 annual meeting of stockholders.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2019 annual meeting of stockholders.

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

3.
Exhibits

The following is a list of exhibits filed as part of this Annual Report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Fourth Amended and Restated Certificate of Incorporation of the Registrant		8-K	3.2	05/12/17
3.2	Amended and Restated Bylaws of the Registrant		S-1	3.4	11/21/16
4.1	Specimen Certificate representing shares of common stock of the Registrant		S-1	4.1	11/21/16
4.2	Form of Warrant Agreement and Warrant comprising a part of the Registrant’s units issued in its 2017 initial public offering		S-1	4.2	11/21/16
4.3	Form of Underwriters’ Warrant issued to certain designees of the underwriters in the Registrant’s 2017 initial public offering		S-1	4.3	11/21/16
4.4	Form of Convertible Promissory Note		S-1	4.8	11/21/16
4.5	Form of Warrant issued in June 2018 Private Placement		8-K	4.2	07/02/18
4.6	Form of Underwriters’ Warrant issued to certain designees of the underwriters in the Company’s October 2018 offering		10-Q	4.6	11/05/18
10.1	ENDRA Life Sciences Inc. 2016 Omnibus Incentive Plan *		S-1	10.4	12/06/16
10.2	Form of Stock Option Award under 2016 Omnibus Incentive Plan*		S-1	10.5	12/06/16
10.3	Form of Restricted Stock Unit Award under 2016 Omnibus Incentive Plan*		S-1	10.6	12/06/16
10.4	Non-Employee Director Compensation Policy*		S-1	10.7	01/20/17

10.5	Form of Indemnification Agreement by and between the Registrant and each of its directors and executive officers*		S-1	10.8	11/21/16
10.6	Amended and Restated Employment Agreement, dated May 12, 2017, by and between the Registrant and Francois Michelon*		8-K	10.1	05/12/17
10.7	Amended and Restated Employment Agreement, dated May 12, 2017, by and between the Company and Michael Thornton*		8-K	10.2	05/12/17
10.8	Consulting Agreement, dated May 12, 2017, by and between the Company and StoryCorp Consulting*		8-K	10.3	05/12/17
10.9	Collaborative Research Agreement, dated April 22, 2016, by and between the Registrant and General Electric Company		S-1	10.17	11/21/16
10.10	Amendment to Collaborative Research Agreement, dated April 21, 2017, by and between the Registrant and General Electric Company		S-1	10.21	05/03/17
10.11	Amendment 2 to Collaborative Research Agreement, dated January 30, 2018, by and between the Registrant and General Electric Company		8-K	10.1	01/30/18
10.12	Gross Lease, dated January 1, 2015, between the Registrant and Green Court LLC		S-1	10.18	11/21/16
10.13	Amendment to Sublicense Agreement, dated January 18, 2011, by and between the Registrant and Optosonics, Inc.		10-Q	10.2	05/15/18
10.14	Sublicense Agreement, dated August 2, 2007, by and between the Registrant and Optosonics, Inc.		S-1	10.19	11/21/16
10.15	Amendment to Sublicense Agreement, dated January 18, 2011, by and between the Registrant and Optosonics, Inc.		S-1	10.20	11/21/16
10.16	Master Services Agreement, dated October 24, 2017, by and between the Registrant and CriTech Research, Inc.		10-K	10.15	03/20/18
10.17	Consulting Agreement, dated October 31, 2017, by and between the Registrant and StarFish Product Engineering, Inc.		10-K	10.16	03/20/18
10.18	Form of Securities Purchase Agreement from June 2018 Private Placement, dated June 28, 2018		8-K	10.1	07/02/18
10.19	Form of Registration Rights Agreement from June 2018 Private Placement, dated June 28, 2018		8-K	10.2	07/02/18
10.20	Form of Security Agreement from June 2018 Private Placement, dated June 28, 2018		8-K	10.3	07/02/18
21.1	Subsidiaries of the Registrant	X
23.1	Consent of RBSM LLP, Independent Registered Public Accounting Firm (with respect to Form S-3)	X
23.2	Consent of RBSM LLP, Independent Registered Public Accounting Firm (with respect to form S-8)	X
24.1	Power of Attorney (included on signature page)	X
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

* Indicates management compensatory plan, contract or arrangement.

Item 19. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDRA Life Sciences Inc.

Dated: March 11, 2019	By:	/s/ Francois Michelon
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

Signatures	Title	Date

/s/ Francois Michelon	Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2019
Francois Michelon

/s/ David Wells	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2019
David Wells

/s/ Anthony DiGiandomenico	Director	March 11, 2019
Anthony DiGiandomenico

/s/ Sanjiv Gambhir, M.D., Ph.D.	Director	March 11, 2019
Sanjiv Gambhir, M.D., Ph.D.

/s/ Michael Harsh	Director	March 11, 2019
Michael Harsh

/s/ Alexander Tokman	Director	March 11, 2019
Alexander Tokman