Form 10-Q
period 2019-03-31
ENDRA Life Sciences Inc.
filed 2019-05-14
CIK 1681682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

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

(734) 335-0468
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NDRA	The Nasdaq Stock Market LLC
Warrants, each to purchase one share of Common Stock	NDRAW	The Nasdaq Stock Market LLC

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

As of May 14, 2019, there were 7,422,642 shares of our Common Stock, par value $0.0001 per share, outstanding.

ENDRA LIFE SCIENCES INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
ENDRA Life Sciences Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
Assets	2019 (Unaudited)	2018
Assets
Cash	$3,925,474	$6,471,375
Prepaid expenses	105,069	145,424
Inventory	74,275	59,444
Other current assets	273,315	273,315
Total Current Assets	4,378,133	6,949,558
Other Assets
Fixed assets, net	258,839	273,233
Total Assets	$4,636,972	$7,222,791

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$835,232	$974,583
Total Liabilities	835,232	974,583

Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 7,422,642 and 7,422,642 shares issued and outstanding	742	742
Additional paid in capital	34,241,430	33,939,162
Accumulated deficit	(30,440,432)	(27,691,696)
Total Stockholders’ Equity	3,801,740	6,248,208
Total Liabilities and Stockholders’ Equity	$4,636,972	$7,222,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018
Revenue	$-	$6,174

Cost of Goods Sold	-	-

Gross Profit	$-	$6,174

Operating Expenses
Research and development	1,773,498	1,668,823
Sales and marketing	56,818	107,177
General and administrative	916,903	1,067,792
Total operating expenses	2,747,219	2,843,792

Operating loss	(2,747,219)	(2,837,618)

Other Income (Expenses)
Other income (expenses)	(1,517)	12,315
Total other income (expenses)	(1,517)	12,315

Loss from operations before income taxes	(2,748,736)	(2,825,303)

Provision for income taxes	-	-

Net Loss	$(2,748,736)	$(2,825,303)

Net loss per share – basic and diluted	$(0.37)	$(0.72)

Weighted average common shares – basic and diluted	7,422,642	3,923,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

Three Months Ended March 31, 2018	Common stock				Total
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2017	3,923,027	$392	$23,170,531	$(17,895,435)	$5,275,488
Common stock issued for services	-	-	28,719	-	28,719
Warrants issued for services	-	-	31,611	-	31,611
Fair value of vested stock options	-	-	319,359	-	319,359
Net loss	-	-	-	(2,825,303)	(2,825,303)
Balance as of March 31, 2018	3,923,027	$392	$23,550,220	$(20,720,738)	$2,829,874

Three Months Ended March 31, 2019	Common stock				Total
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2018	7,422,642	742	33,939,162	- (27,691,696)	6,248,208
Fair value of vested stock options	-	-	302,268	-	302,268
Net loss	-	-	-	(2,748,736)	(2,748,736)
Balance as of March 31, 2019	7,422,642	$742	$34,241,430	$(30,440,432)	$3,801,740

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(2,748,736)	$(2,825,303)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19,632	15,339
Common stock, options and warrants issued for services	302,268	379,689
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(4,920)
Decrease in prepaid expenses	40,354	28,899
Increase in inventory	(14,831)	(54,282)
Increase in other assets	-	(3,293)
(Decrease) Increase in accounts payable and accrued liabilities	(139,349)	11,981
Net cash used in operating activities	(2,540,662)	(2,451,890)

Cash Flows from Investing Activities:
Purchases of fixed assets	(5,239)	-
Net cash used in investing activities	(5,239)	-

Net Decrease in cash	(2,545,901)	(2,451,890)

Cash, beginning of period	6,471,375	5,601,878

Cash, end of period	$3,925,474	$3,149,988

Supplemental disclosures:
Interest paid	$-	$-
Income tax paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2019 and 2018
(Unaudited)

Note 1 – Nature of the Business

ENDRA Life Sciences Inc. (“ENDRA” or the “Company”) is developing technology for increasing the capabilities of clinical diagnostic ultrasound, to broaden patient access to the safe diagnosis and treatment of a number of significant medical conditions in circumstances where expensive X-ray computed tomography (“CT”) and magnetic resonance imaging (“MRI”) technology is unavailable or impractical.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in ENDRA Life Sciences Inc. annual financial statements for the twelve months ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2019.

 Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of March 31, 2019 and December 31, 2018, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Research and Development Costs

The Company follows ASC Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the three months ended March 31, 2019 and March 31, 2018, the Company incurred $1,773,498 and $1,668,823 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share” (“ASC 260-10”). Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 4,067,145 and 3,900,939 potentially dilutive shares, which include outstanding common stock options, warrants, and convertible notes, as of March 31, 2019 and December 31, 2018, respectively.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	March 31, 2019	December 31, 2018
Options to purchase common stock	1,439,117	1,272,911
Warrants to purchase common stock	2,628,028	2,628,028
Potential equivalent shares excluded	4,067,145	3,900,939

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

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other share-based awards to its employees, consultants and non-employee members of the board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2019, the pool of shares available for issuance under the Omnibus Plan automatically increased from 1,345,074 shares to 2,649,378 shares.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. ASU 2014-09 is a comprehensive revenue recognition standard that supersedes nearly all existing revenue recognition guidance under current U.S. GAAP and replaces it with a principle based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company has reviewed ASU 2014-09 and using the full retrospective method has determined that its adoption has had no impact on its financial position, results of operations or cash flows. The Company adopted the provisions of this standard in the first quarter of fiscal 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. The Company evaluated the impact that the application of the new standard has on its consolidated financial statements and related disclosures, and determined there has been no impact. The Company adopted the provisions of this standard in the first quarter of fiscal 2019.

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

Note 3 – Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to March 31, 2019 of $30,440,432. The Company had working capital of $3,542,901 as of March 31, 2019. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended March 31, 2019 have been prepared assuming the Company will continue as a going concern. However, the Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

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

Note 4 – Inventory

As of March 31, 2019 and December 31, 2018, inventory consisted of raw materials to be used in the assembly of a TAEUS system. As of March 31, 2019, the Company had no orders pending for the sale of a TAEUS system.

Note 5 – Fixed Assets

As of March 31, 2019 and December 31, 2018, fixed assets consisted of the following:

	March 31, 2019	December 31, 2018
Computer equipment and fixtures	$684,418	$679,179
Accumulated depreciation	(425,579)	(405,946)
Fixed assets, net	$258,839	$273,233

Depreciation expense for the three months ended March 31, 2019 and March 31, 2018 was $19,632 and $15,339, respectively.

Note 6 – Accounts Payable and Accrued Liabilities

As of March 31, 2019 and December 31, 2018, current liabilities consisted of the following:

	March 31, 2019	December 31, 2018
Accounts payable	$553,004	$631,472
Accrued payroll	38,694	29,302
Accrued bonuses	237,784	263,497
Accrued employee benefits	5,750	27,804
Insurance premium financing	-	22,508
Total	$835,232	$974,583

Note 7 – Capital Stock

At March 31, 2019, the authorized capital of the Company consisted of 60,000,000 shares of capital stock, consisting of 50,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2019 and December 31, 2018, there were 7,422,642 shares of common stock issued and outstanding and no preferred stock outstanding.

Note 8 – Stock Options and Warrants

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the 2016 Omnibus Incentive Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the three months ended March 31, 2019 was determined to be $640,402, respectively, using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 103% to 112%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 7 to 10 years. A summary of option activity under the Company’s stock options as of March 31, 2019, and changes during the three months then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2018	1,272,911	$4.56	6.31
Granted	242,500	2.85	9.73
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(76,294)	-	-
Balance outstanding at March 31, 2019	1,439,117	$4.28	6.68
Exercisable at March 31, 2019	433,965	$5.71	5.24

The following table summarizes all stock warrant activity of the Company for the three months ended March 31, 2019:

Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2018	2,628,028	$6.32	3.17
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding at March 31, 2019	2,628,028	$6.32	2.92
Exercisable at March 31, 2019	2,583,695	$6.38	2.90

Note 9 – Commitments & Contingencies

Office Lease

Effective January 1, 2015, the Company entered into an office lease agreement with Green Court, LLC, a Michigan limited liability company, for approximately 3,657 rentable square feet of space, for the initial monthly rent of $5,986, which commenced on January 1, 2015 for an initial term of 60 months. On October 10, 2017 this lease was amended, increasing the rentable square feet of space to 3,950 and the monthly rent to $7,798. Under the terms of the lease the Company has an option on the same space for an additional 60-month term. Future minimum payments under this lease are as follows:

2019	70,182
Total	$70,182

For the three months ended March 31, 2019 and 2018, the Company incurred rent expenses of $23,188 and $26,104, respectively.

Employment and Consulting Agreements

Francois Michelon – Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Francois Michelon, the Company’s Chief Executive Officer and Chairman of the board of directors. The term of the employment agreement runs through December 31, 2019. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-Q was $345,000 through March 25, 2019, at which time Mr. Michelon’s base salary was increased to $355,350. Under the employment agreement, Mr. Michelon is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Pursuant to Mr. Michelon’s employment agreement, in connection with the closing of the Company’s initial public offering he was granted options to purchase an aggregate 339,270 shares of common stock. The options have a weighted average exercise price of $4.96 per share of common stock and vest in three equal annual installments beginning on May 12, 2018. Upon termination without cause, any portion of Mr. Michelon’s options scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the options will automatically vest. Upon termination for any other reason, the entire unvested portion of the options will terminate.

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

Michael Thornton – Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Michael Thornton, the Company’s Chief Technology Officer. The term of the employment agreement runs through December 31, 2019. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-Q was $260,000 through March 25, 2019, at which time Mr. Thornton’s base salary was increased to $267,800. Under the employment agreement, Mr. Thornton is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Pursuant to Mr. Thornton’s employment agreement, in connection with the closing of the Company’s initial public offering he was granted options to purchase an aggregate 345,298 shares of common stock. The options have a weighted average exercise price of $4.96 per share of common stock and vest in three equal annual installments beginning on May 12, 2018. Upon termination without cause, any portion of Mr. Thornton’s option scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the options will automatically vest. Upon termination for any other reason, the entire unvested portion of the options will terminate.

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

David Wells – On May 12, 2017, the Company entered into a consulting agreement with StoryCorp Consulting (“StoryCorp”), pursuant to which David Wells provides services to the Company as its Chief Financial Officer. Pursuant to the consulting agreement, the Company pays to StoryCorp a monthly fee of $9,000, and in May 2018 this monthly fee was increased to $9,540. Additionally, pursuant to the consulting agreement, the Company granted to Mr. Wells a stock option to purchase 15,000 shares of common stock in connection with the closing of the Company’s initial public offering, having an exercise price per share equal to $5.00 and vesting in twelve equal quarterly installments, and, for so long as the consulting agreement is in place, will grant to Mr. Wells a stock option to purchase the same number of shares of common stock with the same terms on each annual anniversary of the date of the consulting agreement. In May 2018, the annual stock option amount was increased and on December 13, 2018, Mr. Wells was granted options to purchase an additional 35,000 shares of common stock.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. There are currently no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

Note 10 – Subsequent Events

None.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, the terms “we,” “us,” “our,” “ENDRA” and the “Company” refer to ENDRA Life Sciences Inc., a Delaware corporation, and its wholly-owned subsidiary. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and related notes thereto in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals and product launches. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our limited commercial experience, limited cash and history of losses; our ability to obtain adequate financing to fund our business operations in the future; our ability to achieve profitability; our ability to develop a commercially feasible application based on our Thermo-Acoustic Enhanced Ultrasound (“TAEUS”) technology; market acceptance of our technology; results of our human studies, which may be negative or inconclusive; our ability to find and maintain development partners; our reliance on collaborations and strategic alliances and licensing arrangements; the amount and nature of competition in our industry; our ability to protect our intellectual property; potential changes in the healthcare industry or third-party reimbursement practices; delays and changes in regulatory requirements, policy and guidelines including potential delays in submitting required regulatory applications for CE mark certification or Food and Drug Administration (“FDA”) approval; our ability to obtain CE mark certification and secure required FDA and other governmental approvals for our TAEUS applications; our ability to comply with regulation by various federal, state, local and foreign governmental agencies and to maintain necessary regulatory clearances or approvals; and the other risks and uncertainties described in the Risk Factors section of our Annual Report on Form 10-K for the period ended December 31, 2018, as filed with the SEC on March 11, 2019, and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

We expect that the first-generation TAEUS application will be a standalone ultrasound accessory designed to cost-effectively quantify fat in the liver and stage progression of nonalcoholic fatty liver disease (“NAFLD”), which can only be achieved today with impractical surgical biopsies or MRI scans. Subsequent TAEUS offerings are expected to be implemented via a second generation hardware platform that can run multiple clinical software applications that we will offer TAEUS users for a one-time licensing fee – adding ongoing customer value to the TAEUS platform and a growing software revenue stream for our Company.

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

In November 2017, we contracted with the Centre for Imaging Technology Commercialization (“CIMTEC”) to initiate human studies, through Canada-based Robarts Research Institute, with our TAEUS device targeting NAFLD. In October 2018, we received an Investigational Testing Authorization from Health Canada to commence the first human studies with our TAEUS clinical system targeting NAFLD, guiding our algorithm development, and comparing our technology to MRI. The feasibility study, the first of several planned human studies, is being conducted in collaboration with Robarts Research Institute in London, Canada. We reported our initial study results in March 2019. The data collected from the study, including additional usability inputs, will be included in our TAEUS liver device technical file submission for device CE Mark, which we anticipate in mid-2019.

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

Financial Operations Overview

Revenue

To date our revenue has been generated by the placement and sale of our discontinued Nexus 128 thermoacoustic imaging systems for use in pre-clinical applications, and related service revenue. No revenue has been generated by our TAEUS technology, which is currently in the product development stage.

Cost of Goods Sold

Our cost of goods sold is related to our direct costs associated with the development and shipment of our discontinued Nexus 128 systems placed in pre-clinical settings, and costs associated with service provided for these systems.

Research and Development Expenses

Our research and development expenses primarily include wages, fees and equipment for the development of our TAEUS technology platform and the proposed applications. Additionally, we incur certain costs associated with the protection of our products and inventions through a combination of patents, licenses, applications and disclosures.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of headcount and consulting costs, and marketing and tradeshow expenses. Currently, our marketing efforts are through our website and attendance of key industry meetings and conferences. In connection with the commercialization of our

TAEUS applications, we expect to build a small sales and marketing team to train and support global ultrasound distributors, as well as execute traditional marketing activities such as promotional materials, electronic media and participation in industry events and conferences.

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

Share-based Compensation

Our 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of share options and shares to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2019, the pool of shares available for issuance under the Omnibus Plan automatically increased from 1,345,074 shares to 2,757,131 shares.

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

Results of Operations

Three Months Ended March 31, 2019 and 2018

Revenue

We had no revenue during the three months ended March 31, 2019, as compared to $6,174 for the three months ended March 31, 2018. The revenue was a result of service activity on our installed base of Nexus 128 pre-clinical systems. During the three months ended March 31, 2019, we ceased production of our Nexus 128 system and announced our plan to stop providing service support and parts for all existing systems as of July 1, 2019, in order to focus our resources on the development of our TAEUS technology.

Cost of Goods Sold

There was no cost of goods sold for each of the three months ended March 31, 2019 and 2018.

Research and Development

Research and development expenses were $1,773,498 for the three months ended March 31, 2019, as compared to $1,668,823 for the three months ended March 31, 2018, an increase of $104,675, or 6%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses increased from the same period for the prior year due primarily to increased spending to develop TAEUS applications, which included expenses for our contracted development vendors.

Sales and Marketing

Sales and marketing expenses were $56,818 for the three months ended March 31, 2019, as compared to $107,177 for the three months ended March 31, 2018, a decrease of $50,359, or 47%. The decrease was primarily due to reduced costs pending costs associated with commercialization of the TAEUS product line. Currently, our marketing efforts are through our website and attendance of key industry meetings. Our future clinical business will involve hiring and training additional staff to support our sales efforts. As we seek to complete the development and commercialization of our TAEUS applications, we intend to build a small sales and marketing team to train and support global ultrasound distributors, as well as execute traditional marketing activities such as promotional materials, electronic media and participation in industry conferences.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2019 were $916,903, a decrease of $150,889, or 14%, compared to $1,067,792 for the three months ended March 31, 2018. Our wage and related expenses for the three months ended March 31, 2019 were $408,345, compared to $516,255 for the three months ended March 31, 2018. Wage and related expenses in the three months ended March 31, 2019, included $34,372 for bonuses and $171,837 of stock compensation expense related to the issuance and vesting of options, compared to $137,500 for bonuses and $163,671 of stock compensation expense for the same period in 2018. Our professional fees for the three months ended March 31, 2019 were $357,837, compared to $386,722 for the three months ended March 31, 2018.

Net Loss

As a result of the foregoing, for the three months ended March 31, 2019, we recorded a net loss of $2,748,736 compared to a net loss of $2,825,303 for the three months ended March 31, 2018.

Liquidity and Capital Resources

To date we have funded our operations through private and public sales of our securities. As of March 31, 2019, we had $3,925,474 in cash. In May 2017, we completed our initial public offering, raising net proceeds of approximately $8.6 million after deducting offering expenses of approximately $0.8 million in underwriting discounts, commissions and expenses and approximately $0.3 million in offering expenses payable by us. In June 2018, we completed the placement of senior secured convertible promissory notes and warrants, raising net proceeds of approximately $935,000 after deducting offering expenses of approximately $142,000 payable by us. On October 15, 2018, we completed an underwritten public offering of 1,477,750 shares of our common stock. The net proceeds from this offering were approximately $2.7 million, after deducting underwriting discounts and commissions and other offering expenses. On November 13, 2018, we completed an underwritten public offering of 1,385,750 shares of our common stock. The net proceeds from this offering were approximately $4.9 million, after deducting underwriting discounts and commissions and other offering expenses. In connection with these underwritten public offerings, the promissory notes issued in June 2018 converted into common stock pursuant to their terms.

We believe that cash on hand at March 31, 2019, including the net proceeds from our October and November 2018 underwritten public offerings, will be sufficient to fund our current operations into the third quarter of 2019. If we do not raise additional capital in the next several months we will need to significantly slow or pause our business activities until such time as we are able to raise additional capital. We continue to evaluate and manage our capital needs to support our clinical, regulatory and operational activities and prepare for the results of our human studies data and EU commercialization. We are currently exploring potential financing options that may be available to us, including additional sales of our common stock. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the three months ended March 31, 2019, we incurred net losses of $2,748,736 and used cash in operations of $2,540,662. These and other factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the accompanying financial statements. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the three months ended March 31, 2019, we used $2,540,662 of cash in operating activities primarily as a result of our net loss of $2,748,736, which included non-cash charges for share-based compensation of $302,268, depreciation expenses of $19,632, and net changes in operating assets and liabilities of $113,827.

During the three months ended March 31, 2018, we used $2,451,890 of cash in operating activities primarily as a result of our net loss of $2,825,303, which included non-cash charges for share-based compensation of $379,689, $15,339 in depreciation expenses, and net changes in operating assets and liabilities of $21,615.

Investing Activities

During the three months ended March 31, 2019, the Company used $5,239 in investing activities related to purchase of equipment.

During the three months ended March 31, 2018, the Company had no cash flows from investing activities.

Financing Activities

During each of the three months ended March 31, 2019 and 2018, there were no cash flows from financing activities.

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

Off-Balance Sheet Transactions

At March 31, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of March 31, 2019: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three month period ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2018, as filed with the Securities and Exchange Commission on March 11, 2019. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Earnings Release

On May 14, 2019, we issued an earnings release reporting our results of operations for the three months ended March 31, 2019. A copy of that earnings release is furnished herewith as Exhibit 99.1 pursuant to Item 2.02 of Form 8-K. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act.

Employment Agreement

On May 13, 2019, the Company entered into an employment agreement with David Wells, its Chief Financial Officer (the “Employment Agreement”). The Employment Agreement supersedes the consulting agreement between the Company and StoryCorp Consulting (the Consulting Agreement”), pursuant to which Mr. Wells provided services to the Company as its Chief Financial Officer. The Employment Agreement provides for an annual base salary of $230,000 and eligibility for an annual cash bonus to be paid based on attainment of Company and individual performance objectives to be established by the Company’s board of directors (in 2019, the amount of such cash bonus if all goals are achieved will be 30% of the base salary plus base fees paid to StoryCorp Consulting under the Consulting Agreement). The Employment Agreement also provides for eligibility to receive benefits substantially similar to those of the Company’s other senior executive officers.

Pursuant to the Employment Agreement, Mr. Wells was granted stock options (the “Stock Option”) to purchase 56,000 shares of the Company’s common stock. The Stock Option has an exercise price of $1.38 per share, and vests in three equal annual installments beginning on the first anniversary of the grant date.

The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Employment Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q, pursuant to Item 5.02 of Form 8-K, and incorporated herein by reference.

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

10.1	Non-Employee Director Compensation Policy* (filed herewith)
10.2	Employment Agreement, dated May 13, 2019, by and between the Company and David Wells* (filed herewith)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Earnings release issued May 14, 2019 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDRA LIFE SCIENCES INC.
(Registrant)

Date: May 14, 2019	By:	/s/ Francois Michelon
Name: Francois Michelon
Title: Chief Executive Officer and Chairman (Principal Executive Officer)

Date: May 14, 2019	By:	/s/ David Wells
Name: David Wells
Title: Chief Financial Officer (Principal Financial and Accounting Officer)