Form 10-Q
period 2019-06-30
ENDRA Life Sciences Inc.
filed 2019-08-08
CIK 1681682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes      ☐               No      ☑

As of August 8, 2019, there were 7,422,642 shares of our Common Stock, par value $0.0001 per share, outstanding.

ENDRA LIFE SCIENCES INC.
FORM 10-Q
FOR THE SIX MONTHS ENDED JUNE 30, 2019

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
ENDRA Life Sciences Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
Assets	2019	2018
Assets	(Unaudited)
Cash	$2,267,530	$6,471,375
Prepaid expenses	243,782	145,424
Inventory	74,280	59,444
Other current assets	366,390	273,315
Total Current Assets	2,951,982	6,949,558
Other Assets
Fixed assets, net	238,727	273,233
Total Assets	$3,190,709	$7,222,791

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,366,391	$974,583
Total Liabilities	1,366,391	974,583

Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 7,422,642 and 7,422,642 shares issued and outstanding	742	742
Additional paid in capital	34,598,379	33,939,162
Accumulated deficit	(32,774,803)	(27,691,696)
Total Stockholders’ Equity	1,824,318	6,248,208
Total Liabilities and Stockholders’ Equity	$3,190,709	$7,222,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Revenue	$-	$-	$-	$6,174

Cost of Goods Sold	-	-	-	-

Gross Profit	$-	$-	$-	$6,174

Operating Expenses
Research and development	1,304,809	839,756	3,078,306	2,508,579
Sales and marketing	88,343	41,357	145,161	148,534
General and administrative	932,021	941,955	1,848,924	2,009,747
Total operating expenses	2,325,173	1,823,068	5,072,391	4,666,860

Operating loss	(2,325,173)	(1,823,068)	(5,072,391)	(4,660,686)

Other Expenses
Other expense	(9,199)	(23,704)	(10,716)	(11,389)
Total other expenses	(9,199)	(23,704)	(10,716)	(11,389)

Loss from operations before income taxes	(2,334,372)	(1,846,772)	(5,083,107)	(4,672,075)

Provision for income taxes	-	-	-	-

Net Loss	$(2,334,372)	$(1,846,772)	$(5,083,107)	$(4,672,075)

Net loss per share – basic and diluted	$(0.31)	$(0.47)	$(0.68)	$(1.19)

Weighted average common shares – basic and diluted	7,422,642	3,923,027	7,422,642	3,923,027

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

Six Months Ended June 30, 2018 and 2019	Common stock				Total
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2017	3,923,027	$392	$23,170,531	$(17,895,435)	$5,275,488
Common stock issued for services	-	-	47,865	-	47,865
Warrants issued for services	-	-	61,660	-	61,660
Fair value of vested stock options	-	-	640,224	-	640,224
Debt discount	-	-	587,541	-	587,541
Net loss	-	-	-	(4,672,075)	(4,672,075)
Balance as of June 30, 2018	3,923,027	$392	$24,507,821	$(22,567,510)	$1,940,703

Balance as of December 31, 2018	7,422,642	742	33,939,162	(27,691,696)	6,248,208
Fair value of vested stock options	-	-	659,217	-	659,217
Net loss	-	-	-	(5,083,107)	(5,083,107)
Balance as of June 30, 2019	7,422,642	$742	$34,598,379	$(32,774,803)	$1,824,318

Three Months Ended June 30, 2018 and 2019	Common stock				Total
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stockholders' Equity
Balance as of March 31, 2018	3,923,027	$392	$23,550,220	$(20,720,738)	$2,829,874
Common stock issued for services	-	-	19,146	-	19,146
Warrants issued for services	-	-	30,049	-	30,049
Fair value of vested stock options	-	-	320,865	-	320,865
Debt discount	-	-	587,541	-	587,541
Net loss	-	-	-	(1,846,772)	(1,846,772)
Balance as of June 30, 2018	3,923,027	$392	$24,507,821	$(22,567,510)	$1,940,703

Balance as of March 31, 2019	7,422,642	$742	$34,241,430	$(30,440,432)	$3,801,740
Fair value of vested stock options	-	-	356,949	-	356,949
Net loss	-	-	-	(2,334,372)	(2,334,372)
Balance as of June 30, 2019	7,422,642	$742	$34,598,379	$(32,774,804)	$1,824,317

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(5,083,107)	$(4,672,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	39,744	30,204
Common stock, options and warrants issued for services	659,217	749,749
Imputed interest on promissory notes	-	5,822
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(4,920)
Increase in prepaid expenses	(98,358)	(251,428)
Increase in inventory	(14,837)	(87,530)
Increase in other asset	(93,075)	(4,304)
Increase/decrease in accounts payable and accrued liabilities	391,809	(96,838)
Net cash used in operating activities	(4,198,607)	(4,331,320)

Cash Flows from Investing Activities:
Purchases of fixed assets	(5,238)	-
Net cash used in investing activities	(5,238)	-

Cash Flows from Financing Activities
Proceeds from senior secured convertible promissory notes, net of fees	-	935,300
Net cash provided by financing activities	-	935,300

Net Increase/(Decrease) in cash	(4,203,845)	(3,396,020)

Cash, beginning of period	6,471,375	5,601,878

Cash, end of period	$2,267,531	$2,205,858

Supplemental disclosures:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosures of non-cash Items:
Discount on convertible notes	$-	$587,541

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2019 and 2018
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in ENDRA Life Sciences Inc. annual financial statements for the twelve months ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2019.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of June 30, 2019 and December 31, 2018, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Research and Development Costs

The Company follows ASC Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the three months ended June 30, 2019 and 2018, the Company incurred $1,304,809 and $839,756 of expenses related to research and development costs, respectively. During the six months ended June 30, 2019 and 2018, the Company incurred $3,078,306 and $2,508,579 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share” (“ASC 260-10”). Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 4,167,874 and 3,900,939 potentially dilutive shares, which include outstanding common stock options, warrants, and convertible notes, as of June 30, 2019 and December 31, 2018, respectively.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	June 30, 2019	December 31, 2018
Options to purchase common stock	1,539,846	1,272,911
Warrants to purchase common stock	2,628,028	2,628,028
Potential equivalent shares excluded	4,167,874	3,900,939

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

Note 3 – Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to June 30, 2019 of $32,774,803. The Company had working capital of $1,585,591 as of June 30, 2019. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended June 30, 2019 have been prepared assuming the Company will continue as a going concern. However, the Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying condensed consolidated financial statements. The accompanying condensed consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 – Inventory

As of June 30, 2019 and December 31, 2018, inventory consisted of raw materials to be used in the assembly of a TAEUS system. As of June 30, 2019, the Company had no orders pending for the sale of a TAEUS system.

Note 5 – Fixed Assets

As of June 30, 2019 and December 31, 2018, fixed assets consisted of the following:

	June 30, 2019	December 31, 2018
Computer equipment and fixtures	$684,418	$679,179
Accumulated depreciation	(445,691)	(405,946)
Fixed assets, net	$238,727	$273,233

Depreciation expense for the six months ended June 30, 2019 and June 30, 2018 was $39,744 and $30,204, respectively.

Note 6 – Accounts Payable and Accrued Liabilities

As of June 30, 2019 and December 31, 2018, current liabilities consisted of the following:
	June 30, 2019	December 31, 2018
Accounts payable	$1,011,324	$631,472
Accrued payroll	88,488	29,302
Accrued bonuses	260,829	263,497
Accrued employee benefits	5,750	27,804
Insurance premium financing	-	22,508
Total	$1,366,391	$974,583

Note 7 – Capital Stock

At June 30, 2019, the authorized capital of the Company consisted of 60,000,000 shares of capital stock, consisting of 50,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2019 and December 31, 2018, there were 7,422,642 shares of common stock issued and outstanding and no preferred stock outstanding.

Note 8 – Stock Options and Warrants

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the 2016 Omnibus Incentive Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the six months ended June 30, 2019 was determined to be $769,451 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 103% to 124%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 7 to 10 years. A summary of option activity under the Company’s stock options as of June 30, 2019, and changes during the six months then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2018	1,272,911	$4.56	6.31
Granted	348,000	2.05	7.01
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(81,065)	-	-
Balance outstanding at June 30, 2019	1,539,846	$3.99	6.10
Exercisable at June 30, 2019	660,300	$5.41	5.33

The following table summarizes all stock warrant activity of the Company for the six months ended June 30, 2019:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2018	2,628,028	$6.32	3.17
Granted	-	-	-
Exercised	-	-	-
Forfeited	- -		-
Expired	-	-	-
Balance outstanding at June 30, 2019	2,628,028	$6.32	2.92
Exercisable at June 30, 2019	2,628,028	$6.32	2.92

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

2019	46,788
Total	$46,788

For the three and six months ended June 30, 2019 and 2018, the Company incurred rent expenses of $23,188 and $52,507 and $26,104 and $52,248, respectively.

Employment and Consulting Agreements

Francois Michelon – Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Francois Michelon, the Company’s Chief Executive Officer and Chairman of the board of directors. The term of the employment agreement runs through December 31, 2019. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-Q was $355,350. Under the employment agreement, Mr. Michelon is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Pursuant to Mr. Michelon’s employment agreement, in connection with the closing of the Company’s initial public offering he was granted options to purchase an aggregate 339,270 shares of common stock. The options have a weighted average exercise price of $4.96 per share of common stock and vest in three equal annual installments beginning on May 12, 2018. Upon termination without cause, any portion of Mr. Michelon’s options scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the options will automatically vest. Upon termination for any other reason, the entire unvested portion of the options will terminate.

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

Michael Thornton – Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Michael Thornton, the Company’s Chief Technology Officer. The term of the employment agreement runs through December 31, 2019. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-Q was $267,800. Under the employment agreement, Mr. Thornton is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Pursuant to Mr. Thornton’s employment agreement, in connection with the closing of the Company’s initial public offering he was granted options to purchase an aggregate 345,298 shares of common stock. The options have a weighted average exercise price of $4.96 per share of common stock and vest in three equal annual installments beginning on May 12, 2018. Upon termination without cause, any portion of Mr. Thornton’s option scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the options will automatically vest. Upon termination for any other reason, the entire unvested portion of the options will terminate.

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

On May 13, 2019, the Company entered into an employment agreement with David Wells that supersedes the consulting agreement between the Company and StoryCorp. The employment agreement provides for an annual base salary of $230,000 and eligibility for an annual cash bonus to be paid based on attainment of Company and individual performance objectives to be established by the Company’s board of directors (in 2019, the amount of such cash bonus if all goals are achieved will be 30% of the base salary plus base fees paid to StoryCorp Consulting under the Consulting Agreement). The Employment Agreement also provides for eligibility to receive benefits substantially similar to those of the Company’s other senior executive officers.

Pursuant to the Employment Agreement, on May 13, 2019 Mr. Wells was granted stock options to purchase 56,000 shares of the Company’s common stock. The stock options have an exercise price of $1.38 per share, and vest in three equal annual installments beginning on the first anniversary of the grant date.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. There are currently no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

Note 10 – Subsequent Event

On July 26, 2019, the Company conducted a private placement in which the Company sold $2,587,893 aggregate principal amount of senior secured convertible promissory notes (the “Notes”) to accredited investors.

The Notes are convertible into common stock at a conversion price per share equal to $1.49 and bear interest at a rate of 10% per annum until maturity on April 26, 2020 (the “Maturity Date”). Interest will be paid in arrears on the outstanding principal amount on the three month anniversary of the issuance of the Notes and each three month period thereafter and on the Maturity Date. The Notes provide for customary events of default. In the case of an event of default with respect to the Notes, each noteholder may declare its Note to be due and payable immediately without further action or notice. If such an event of default occurs and be continuing, interest on the Notes will automatically be increased to 18% until the default is cured.

In addition, the Company issued warrants exercisable for 1,736,855 shares of the Company’s common stock to accredited investors and issued to National Securities Corporation, which served as placement agent in the offering, and its designees warrants exercisable for 173,685 shares of common stock. Each warrant entitles the holder to purchase shares of Common Stock for an exercise price per share equal to $1.49. The warrants are exercisable immediately and expire July 26, 2022.

Completion of the offering described above increased the Company’s stockholders’ equity by approximately $1,274,916. Accordingly, on a pro forma basis after giving effect to the offering, the Company’s total stockholders’ equity as of June 30, 2019 would have been approximately $3,099,235.

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

In 2010, we began marketing and selling our Nexus 128 system, which combined light-based thermoacoustics and ultrasound to address the imaging needs of researchers studying disease models in pre-clinical applications. Building on this expertise in thermoacoustics, we have developed a next-generation technology platform — Thermo Acoustic Enhanced Ultrasound, or TAEUS — which is intended to enhance the capability of clinical ultrasound technology and support the diagnosis and treatment of a number of significant medical conditions that currently require the use of expensive CT or MRI imaging or where imaging is not practical using existing technology. We ceased production of our Nexus 128 system as of January 1, 2019 and stopped providing service support and parts for all existing Nexus 128 systems as of July 1, 2019 in order to focus our resources on the development of our TAEUS technology.

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

In November 2017, we contracted with the Centre for Imaging Technology Commercialization (“CIMTEC”) to initiate human studies, through Canada-based Robarts Research Institute, with our TAEUS device targeting NAFLD. In October 2018, we received an Investigational Testing Authorization from Health Canada to commence the first human studies with our TAEUS clinical system targeting NAFLD, guiding our algorithm development, and comparing our technology to MRI. The feasibility study, the first of several planned human studies, is being conducted in collaboration with Robarts Research Institute in London, Canada. We reported our initial study results in March 2019. The data collected from the study, including additional usability inputs, will be included in our TAEUS liver device technical file submission for device CE Mark, which we anticipate in the second half of 2019.

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

Results of Operations

Three Months Ended June 30, 2019 and 2018

Revenue

We had no revenue during the three months ended June 30, 2019 and 2018.

Cost of Goods Sold

There was no cost of goods sold for each of the three months ended June 30, 2019 and 2018.

Research and Development

Research and development expenses were $1,304,809 for the three months ended June 30, 2019, as compared to $839,756 for the three months ended June 30, 2018, an increase of $465,053, or 55%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses increased from the same period for the prior year due primarily to increased spending to develop TAEUS applications, which included expenses for our contracted development vendors.

Sales and Marketing

Sales and marketing expenses were $88,343 for the three months ended June 30, 2019, as compared to $41,357 for the three months ended June 30, 2018, an increase of $46,986, or 114%. The increase was primarily due additional headcount and pre-selling activities for our TAEUS product line. Currently, our marketing efforts are through our website and attendance of key industry meetings. Our future clinical business will involve hiring and training additional staff to support our sales efforts. As we seek to complete the development and commercialization of our TAEUS applications, subject to available funds, we intend to build a small sales and marketing team to train and support global ultrasound distributors, as well as execute traditional marketing activities such as promotional materials, electronic media and participation in industry conferences.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2019 were $932,021, compared to $941,955 for the three months ended June 30, 2018, a decrease of $9,934, or 1%. Our wage and related expenses for the three months ended June 30, 2019 were $501,850, compared to $440,449 for the three months ended June 30, 2018. Wage and related expenses in the three months ended June 30, 2019, included $58,731 for bonuses and $178,905 of stock compensation expense related to the issuance and vesting of options, compared to $40,800 for bonuses and $163,371 of stock compensation expense for the same period in 2018. Our professional fees for the three months ended June 30, 2019 were $334,468, compared to $438,402 for the three months ended June 30, 2018.

Net Loss

As a result of the foregoing, for the three months ended June 30, 2019, we recorded a net loss of $2,334,372 compared to a net loss of $1,846,772 for the three months ended June 30, 2018.

Six months Ended June 30, 2019 and 2018

Revenue

We had no revenue during the six months ended June 30, 2019, as compared to $6,174 for the six months ended June 30, 2018. The revenue was a result of service activity on our installed base of Nexus 128 pre-clinical systems. During the six months ended June 30, 2019, we ceased production of our Nexus 128 system and announced our plan to stop providing service support and parts for all existing systems as of July 1, 2019, in order to focus our resources on the development of our TAEUS technology.

Cost of Goods Sold

There was no cost of goods sold for each of the six months ended June 30, 2019 and 2018.

Research and Development

Research and development expenses were $3,078,306 for the six months ended June 30, 2019, as compared to $2,508,579 for the six months ended June 30, 2018, an increase of $569,727, or 23%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses increased from the same period for the prior year due primarily to increased spending to develop TAEUS applications, which included expenses for our contracted development vendors.

Sales and Marketing

Sales and marketing expenses were $145,161 for the six months ended June 30, 2019, as compared to $148,534 for the six months ended June 30, 2018, a decrease of $3,373, or 2%. The decrease was primarily due to reduced costs associated with commercialization of the TAEUS product line. Currently, our marketing efforts are through our website and attendance of key industry meetings. Our future clinical business will involve hiring and training additional staff to support our sales efforts. As we seek to complete the development and commercialization of our TAEUS applications, we intend to build a small sales and marketing team to train and support global ultrasound distributors, as well as execute traditional marketing activities such as promotional materials, electronic media and participation in industry conferences.

General and Administrative

Our general and administrative expenses for the six months ended June 30, 2019 were $1,848,924, compared to $2,009,747 for the six months ended June 30, 2018, a decrease of $160,823, or 8%. Our wage and related expenses for the six months ended June 30, 2019 were $910,194, compared to $916,703 for the six months ended June 30, 2018. Wage and related expenses in the six months ended June 30, 2019, included $93,102 for bonuses and $350,742 of stock compensation expense related to the issuance and vesting of options, compared to $177,950 for bonuses and $327,042 of stock compensation expense for the same period in 2018. Our professional fees for the six months ended June 30, 2019 were $692,305, compared to $853,139 for the six months ended June 30, 2018.

Net Loss

As a result of the foregoing, for the six months ended June 30, 2019, we recorded a net loss of $5,083,107 compared to a net loss of $4,672,075 for the six months ended June 30, 2018.

Liquidity and Capital Resources

To date we have funded our operations through private and public sales of our securities. As of June 30, 2019, we had $2,267,530 in cash. In May 2017, we completed our initial public offering, raising net proceeds of approximately $8.6 million after deducting offering expenses of approximately $0.8 million in underwriting discounts, commissions and expenses and approximately $0.3 million in offering expenses payable by us. In June 2018, we completed the placement of senior secured convertible promissory notes and warrants, raising net proceeds of approximately $935,000 after deducting offering expenses of approximately $142,000 payable by us. On October 15, 2018, we completed an underwritten public offering of 1,477,750 shares of our common stock. The net proceeds from this offering were approximately $2.7 million, after deducting underwriting discounts and commissions and other offering expenses. On November 13, 2018, we completed an underwritten public offering of 1,385,750 shares of our common stock. The net proceeds from this offering were approximately $4.9 million, after deducting underwriting discounts and commissions and other offering expenses. In connection with these underwritten public offerings, the promissory notes issued in June 2018 converted into common stock pursuant to their terms. In July 2019, we completed a private placement of senior secured convertible promissory notes and warrants, raising net proceeds of approximately $2,490,500 after deducting offering expenses of approximately $314,500 payable by us. The promissory notes bear interest at a rate of 10% per annum until maturity on April 26, 2020.

We believe that cash on hand at June 30, 2019, together with the proceeds from our July 2019 convertible note financing, will be sufficient to fund our current operations into the fourth quarter of 2019. However, we still need additional capital to execute our commercialization plan and if we do not raise additional capital in the next several months we will need to significantly slow or pause our business activities until such time as we are able to raise additional capital. We continue to evaluate and manage our capital needs to support our clinical, regulatory and operational activities and prepare for the results of our human studies data and EU commercialization. We are currently exploring potential financing options that may be available to us, including additional sales of our common stock. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the six months ended June 30, 2019, we incurred net losses of $5,083,107 and used cash in operations of $4,198,607. These and other factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the accompanying financial statements. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the six months ended June 30, 2019, we used $4,198,607 of cash in operating activities primarily as a result of our net loss of $5,083,107, which included non-cash charges for share-based compensation of $659,217, depreciation expenses of $39,744, and net changes in operating assets and liabilities of $(185,539).

During the six months ended June 30, 2018, we used $4,331,320 of cash in operating activities primarily as a result of our net loss of $4,672,075, which included non-cash charges for share-based compensation of $749,749, $30,204 in depreciation expenses, $5,822 in imputed interest on promissory notes, and net changes in operating assets and liabilities of $(445,020).

Investing Activities

During the six months ended June 30, 2019, the Company used $5,238 in investing activities related to purchase of equipment.

During the six months ended June 30, 2018, the Company had no cash flows from investing activities.

Financing Activities

During the six months ended June 30, 2019, there were no cash flows from financing activities.

During the six months ended June 30, 2018, the Company received $935,300 in financing activities in proceeds from convertible notes.

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

Off-Balance Sheet Transactions

At June 30, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of June 30, 2019: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 8, 2019, we issued an earnings release reporting our results of operations for the three months ended June 30, 2019. A copy of that earnings release is furnished herewith as Exhibit 99.1 pursuant to Item 2.02 of Form 8-K. This information shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934, nor shall it be deemed incorporated by reference in any filing under the Securities Act

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

10.1	Employment Agreement, dated May 13, 2019, by and between the Company and David Wells* (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2019)
10.2	Employment Agreement, dated April 20, 2019, by and between the Company and Renaud Maloberti* (filed herewith)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

99.1	Earnings release issued August 8, 2019 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

* Indicates management compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDRA LIFE SCIENCES INC.
(Registrant)

Date: August 8, 2019	By:	/s/ Francois Michelon
Name: Francois Michelon
Title: Chief Executive Officer and Chairman (Principal Executive Officer)

Date: August 8, 2019	By:	/s/ David Wells
Name: David Wells
Title: Chief Financial Officer (Principal Financial and Accounting Officer)