Form 10-Q
period 2019-09-30
ENDRA Life Sciences Inc.
filed 2019-11-13
CIK 1681682

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.      ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes       ☐                No       ☒

As of November 12, 2019, there were 7,516,875 shares of our Common Stock, par value $0.0001 per share, outstanding.

ENDRA LIFE SCIENCES INC.
FORM 10-Q
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2019

INDEX

PART I - FINANCIAL INFORMATION	PAGE

Item 1. Financial Statements	3

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosure About Market Risk	21

Item 4. Controls and Procedures	21

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities	22

Item 3. Defaults Upon Senior Securities	22

Item 4. Mine Safety Disclosures	22

Item 5. Other Information	22

Item 6. Exhibits	23

SIGNATURES	24

EXHIBIT INDEX	23

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
ENDRA Life Sciences Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
Assets	2019	2018
Assets	(Unaudited)
Cash	$2,275,302	$6,471,375
Prepaid expenses	206,658	145,424
Inventory	127,831	59,444
Other current assets	366,390	273,315
Total Current Assets	2,976,181	6,949,558
Other Assets
Fixed assets, net	218,798	273,233
Right of use assets	420,488	-
Total Assets	$3,615,467	$7,222,791

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,198,487	$974,583
Convertible notes payable, net of discount	590,026	-
Lease liabilities, current portion	65,295	-
Total Current Liabilities	1,853,808	974,583

Long Term Liabilities:
Lease liabilities	358,915	-
Total Long Term Liabilities	358,915	-

Total Liabilities	2,212,723	974,583

Stockholders’ Equity
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 7,516,875 and 7,422,642 shares issued and outstanding	751	742
Additional paid in capital	37,590,359	33,939,162
Accumulated deficit	(36,188,366)	(27,691,696)
Total Stockholders’ Equity	1,402,744	6,248,208
Total Liabilities and Stockholders’ Equity	$3,615,467	$7,222,791

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
Revenue	$-	$-	$-	$6,174

Cost of Goods Sold	-	-	-	-

Gross Profit	$-	$-	$-	$6,174

Operating Expenses
Research and development	1,468,441	1,162,911	4,546,746	3,671,490
Sales and marketing	100,203	72,179	245,364	220,713
General and administrative	1,071,889	832,884	2,920,815	2,842,631
Impairment of inventory	-	287,541	-	287,541
Total operating expenses	2,640,533	2,355,515	7,712,925	7,022,375

Operating loss	(2,640,533)	(2,355,515)	(7,712,925)	(7,016,201)

Other Expenses
Amortization of debt discount	(728,417)	(377,606)	(728,417)	(383,428)
Other expense	(44,612)	(25,455)	(55,328)	(31,022)
Total other expenses	(773,029)	(403,061)	(783,745)	(414,450)

Loss from operations before income taxes	(3,413,562)	(2,758,576)	(8,496,670)	(7,430,651)

Provision for income taxes	-	-	-	-

Net Loss	$(3,413,562)	$(2,758,576)	$(8,496,670)	$(7,430,651)

Net loss per share – basic and diluted	$(0.46)	$(0.70)	$(1.14)	$(1.89)

Weighted average common shares – basic and diluted	7,428,788	3,927,933	7,424,713	3,924,662

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

Nine Months Ended September 30, 2018 and 2019	Common stock				Total
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2017	3,923,027	$392	$23,170,531	$(17,895,435)	$5,275,488
Common stock issued for note conversion	24,801	2	49,998	-	50,000
Common stock issued for services	-	-	47,865	-	47,865
Warrants issued for services	-	-	71,755	-	71,755
Fair value of vested stock options	-	-	940,392	-	940,392
Debt discount	-	-	587,541	-	587,541
Net loss	-	-	-	(7,430,651)	(7,430,651)
Balance as of September 30, 2018	3,947,828	$394	$24,868,082	$(25,326,086)	$(457,610)

Balance as of December 31, 2018	7,422,642	742	33,939,162	(27,691,696)	6,248,208
Common stock issued for note conversions	94,233	9	140,396	-	140,405
Fair value of vested stock options	-	-	1,020,300	-	1,020,300
Debt discount	-	-	2,490,501	-	2,490,501
Net loss	-	-	-	(8,496,670)	(8,496,670)
Balance as of September 30, 2019	7,516,875	$751	$37,590,359	$(36,188,366)	$1,402,744

Three Months Ended September 30, 2018 and 2019	Common stock				Total
	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Stockholders' Equity
Balance as of June 30, 2018	3,923,027	$392	$24,507,821	$(22,567,510)	$1,940,703
Common stock issued for note conversion	24,801	2	49,998	-	50,000
Warrants issued for services	-	-	10,095	-	10,095
Fair value of vested stock options	-	-	300,168	-	300,168
Net loss	-	-	-	(2,758,576)	(2,758,576)
Balance as of September 30, 2018	3,947,828	$394	$24,868,082	$(25,326,086)	$(457,610)

Balance as of June 30, 2019	7,422,642	$742	$34,598,379	$(32,774,804)	$1,824,317
Common stock issued for note conversions	94,233	9	140,396	-	140,405
Fair value of vested stock options	-	-	361,083	-	361,083
Debt discount	-	-	2,490,501	-	2,490,501
Net loss	-	-	-	(3,413,562)	(3,413,562)
Balance as of September 30, 2019	7,516,875	$751	$37,590,359	$(36,188,366)	$1,402,744

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(8,496,670)	$(7,430,651)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	59,673	48,246
Common stock, options and warrants issued for services	1,020,300	1,060,012
Amortization of debt discount	728,417	383,428
Impairment of inventory	-	287,541
Changes in operating assets and liabilities:
Increase in accounts receivable	-	(5,425)
Increase in prepaid expenses	(61,234)	(260,550)
Increase in inventory	(68,387)	(95,861)
Increase in other asset	(93,075)	(6,918)
Increase in accounts payable and accrued liabilities	229,640	220,124
Net cash used in operating activities	(6,681,336)	(5,800,054)

Cash Flows from Investing Activities
Purchases of fixed assets	(5,238)	(100,000)
Net cash used in investing activities	(5,238)	(100,000)

Cash Flows from Financing Activities
Proceeds from senior secured convertible promissory notes, net of fees	2,490,501	935,300
Net cash provided by financing activities	2,490,501	935,300

Net Decrease in cash	(4,196,073)	(4,964,754)

Cash, beginning of period	6,471,375	5,601,878

Cash, end of period	$2,275,302	$637,124

Supplemental disclosures of cash items:
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosures of non-cash items:
Discount on convertible notes	$$2,490,501	$587,541
Conversion of convertible notes and accrued interest	$140,405	$50,000
Right of use asset	$(420,488)	$-
Lease liability	$424,210	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Notes to Condensed Consolidated Financial Statements
For the nine months ended September 30, 2019 and 2018
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ended December 31, 2019. The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in ENDRA Life Sciences Inc. annual financial statements for the twelve months ended December 31, 2018 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 11, 2019.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of September 30, 2019 and December 31, 2018, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Research and Development Costs

The Company follows ASC Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the three months ended September 30, 2019 and 2018, the Company incurred $1,468,441 and $1,162,911 of expenses related to research and development costs, respectively. During the nine months ended September 30, 2019 and 2018, the Company incurred $4,546,746 and $3,671,490 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share” (“ASC 260-10”). Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 7,752,101 and 3,900,939 potentially dilutive shares, which include outstanding common stock options, warrants, and convertible notes, as of September 30, 2019 and December 31, 2018, respectively.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	September 30, 2019	December 31, 2018
Options to purchase common stock	1,539,846	1,272,911
Warrants to purchase common stock	4,538,566	2,628,028
Shares issuable upon conversion of notes	1,598,466	-
Potential equivalent shares excluded	7,676,878	3,900,939

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

 Debt Discount

The Company determines if its outstanding convertible promissory notes should be accounted for as liability or equity under ASC Topic 480, Liabilities — Distinguishing Liabilities from Equity. ASC Topic 480 applies to certain contracts involving a company’s own equity, and requires that issuers classify the following freestanding financial instruments as liabilities: mandatorily redeemable financial instruments, obligations that require or may require repurchase of the issuer’s equity shares by transferring assets (e.g., written put options and forward purchase contracts), and certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

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

If the Company determines the instrument meets the guidance under ASC Topic 480, the instrument is accounted for as a liability with a respective debt discount. The Company has previously recorded debt discounts in connection with raising funds through the issuance of promissory notes. These costs are amortized to noncash interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed. See Note 7, Convertible Notes, for further discussion on the Company’s accounting treatment for the outstanding notes.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases. ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. The Company evaluated the impact that the application of the new standard has on its consolidated financial statements and related disclosures, and determined that is should record a total lease liability of $424,210, with a corresponding right of use asset valued at $420,488. The Company adopted the provisions of this standard in the first quarter of fiscal 2019.

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

Note 3 – Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to September 30, 2019 of $36,188,366. The Company had working capital of $1,122,373 as of September 30, 2019. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended September 30, 2019 have been prepared assuming the Company will continue as a going concern. However, the Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

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

Note 4 – Inventory

As of September 30, 2019 and December 31, 2018, inventory consisted of raw materials to be used in the assembly of a TAEUS system. As of September 30, 2019, the Company had no orders pending for the sale of a TAEUS system.

Note 5 – Fixed Assets

As of September 30, 2019 and December 31, 2018, fixed assets consisted of the following:

	September 30, 2019	December 31, 2018
Computer equipment and fixtures	$684,418	$679,179
Accumulated depreciation	(465,620)	(405,946)
Fixed assets, net	$218,798	$273,233

Depreciation expense for the three months ended September 30, 2019 and September 30, 2018 was $19,929 and $18,042, respectively.
Depreciation expense for the nine months ended September 30, 2019 and September 30, 2018 was $59,672 and $48,246, respectively.

Note 6 – Accounts Payable and Accrued Liabilities

As of September 30, 2019 and December 31, 2018, current liabilities consisted of the following:

	September 30, 2019	December 31, 2018
Accounts payable	$646,877	$631,472
Accrued payroll	77,477	29,302
Accrued bonuses	361,743	263,497
Accrued employee benefits	5,750	27,804
Accrued interest on senior secured convertible promissory notes	44,292	-
Insurance premium financing	62,350	22,508
Total	$1,198,488	$974,583

Note 7 – Convertible Notes

On July 26, 2019 (the “Closing Date”), the Company conducted a private placement offering (the “Offering”) in which the Company sold senior secured convertible promissory notes (the “Notes”) and warrants exercisable for shares of the Company’s common stock (the "Warrants" and, together with the Notes, the "Securities") to accredited investors for approximately $2.8 million of gross proceeds. The gross proceeds covered the purchase of $2,587,895 aggregate principal amount of Notes and the Warrants exercisable for an aggregate of 1,736,843 shares of common stock. The net proceeds to the Company were approximately $2,490,501 million, after deducting placement agent fees and other offering expenses.

The Company sold the Securities pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), dated July 26, 2019, between the Company and each Investor. Each Note bears interest at a rate of 10% per annum until maturity on April 26, 2020 (the “Maturity Date”). Interest will be paid in arrears on the outstanding principal amount on the three month anniversary of the issuance of the Notes and each three month period thereafter and on the Maturity Date. Holders of Notes (“Noteholders”) are entitled to convert principal and accrued, unpaid interest on the Notes into shares of common stock. The Notes are convertible into common stock at a conversion price per share equal to $1.49 and were initially convertible into 1,736,843 shares of common stock.

The Notes provide for customary events of default. In the case of an event of default with respect to the Notes, each Noteholder may declare its Note to be due and payable immediately without further action or notice. If an event of default occurs and is continuing, interest on the Notes will automatically be increased to 18% until the default is cured.

Each Warrant entitles the holder to purchase one share of common stock for an exercise price per share equal to $1.49. The Warrants are exercisable for an aggregate of 1,736,843 shares of common stock commencing immediately upon issuance and expire July 26, 2022. The Warrants provide for cashless exercise and customary anti-dilution protection. The terms of the Placement Agent Warrant (as defined below) are the same as those of the Warrants.

National Securities Corporation (the “Placement Agent”) acted as placement agent in the Offering pursuant to a Placement Agent Agreement, dated July 9, 2019 (the “Placement Agent Agreement”). Pursuant to the Placement Agent Agreement, the Company paid to the Placement Agent a commission of 10% of the gross proceeds from the Offering, reimbursed $30,000 of the Placement Agent’s expenses and issued to the Placement Agent a warrant exercisable for 173,685 shares of common stock (the “Placement Agent Warrant”).

Certain of the Company's debt and equity instruments include embedded derivatives that require bifurcation from the host contract under the provisions of ASC 815-40, Derivatives and Hedging. The estimated fair value of the derivative warrant instruments was calculated using a Black Scholes valuation model. At inception, the aggregate relative fair value of the 1,910,538 warrants issued to the investor was determined to be $1,993,714 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: (i) volatility rate of 111%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of three years. Out of which $1,126,138 was recorded as debt discount upon issuance using allocation of proceeds. At the issuance of these notes, the effective conversion price was analyzed at $0.84 and the market price of the shares on the date of conversion was $1.54 per share, and the Company recognized aggregate beneficial conversion features of $1,440,638. $1,147,257 was recorded as debt discount upon issuance using allocation of proceeds. As a result, the Company recorded a note discount of $2,587,895 to account for the funding cost of $314,500, relative fair values of the warrants and the notes’ beneficial conversion features which will be amortized as interest over the terms of the notes or in full upon conversion of the notes. During three and nine months ended September 30, 2019, the Company amortized $728,417 of such discount to interest expense, and the unamortized discount as of September 30, 2019 was $1,859,478.

Note 8 – Capital Stock

At September 30, 2019, the authorized capital of the Company consisted of 60,000,000 shares of capital stock, consisting of 50,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share.

During the nine months ended September 30, 2019, the Company issued 94,233 shares of its common stock upon the conversion of $140,406 of principal and accrued interest on the Notes.

As of September 30, 2019 and December 31, 2018, there were 7,516,875 and 7,422,642 shares of common stock issued and outstanding and no preferred stock outstanding, respectively.

Note 9 – Stock Options and Warrants

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the 2016 Omnibus Incentive Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the nine months ended September 30, 2019 was determined to be $769,451 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 103% to 124%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 7 to 10 years. A summary of option activity under the Company’s stock options as of September 30, 2019, and changes during the nine months then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2018	1,272,911	$4.56	6.31
Granted	348,000	2.05	7.01
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(81,065)	-	-
Balance outstanding at September 30, 2019	1,539,846	$3.99	5.86
Exercisable at September 30, 2019	667,384	$5.41	5.06

On July 26, 2019, the Company conducted a private placement offering in which the Company issued 1,736,853 warrants to purchase shares of common stock for an exercise price per share equal to $1.49. The warrants expire July 26, 2022. The Company also issued to the Placement Agent a warrant exercisable for 173,685 shares of common stock. The fair value of these warrants was determined to be $1,993,714 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 111%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years.

The following table summarizes all stock warrant activity of the Company for the nine months ended September 30, 2019:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2018	2,628,028	$6.32	3.17
Granted	1,910,538	1.49	3.00
Exercised	-	-	-
Forfeited	- -		-
Expired	-	-	-
Balance outstanding at September 30, 2019	4,538,566	$4.29	2.59
Exercisable at September 30, 2019	4,538,566	$4.29	2.59

 Note 10 – Commitments & Contingencies

Office Lease

Effective January 1, 2015, the Company entered into an office lease agreement with Green Court, LLC, a Michigan limited liability company, for approximately 3,657 rentable square feet of space, for the initial monthly rent of $5,986, which commenced on January 1, 2015 for an initial term of 60 months. On October 10, 2017 this lease was amended increasing the rentable square feet of space to 3,950 and the monthly rent to $7,798. On July 16, 2019, the Company exercised its option to extend the lease for an additional 5 years past the initial term originally expiring on December 31, 2019, such that the lease now expires on December 31, 2024.

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at September 30, 2019 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC 842. The weighted-average remaining lease term is 5.17 years.

As of September 30, 2019, the maturities of operating leases liabilities are as follows:

Operating Leases
Remaining for 2019	$23,977
2020	98,790
2021	101,752
2022	104,793
2023	107,954
2024 and beyond	111,192
Total	$548,458
Less: amount representing interest	(124,248)
Present value of future minimum lease payments	424,210
Less: current obligations under leases	63,295
Long-term lease obligations	$358,915

For the three months ended September 30, 2019 and 2018, the Company incurred rent expenses of $19,251 and $27,332, respectively. For the nine months ended September 30, 2019 and 2018, the Company incurred rent expenses of $71,758 and $79,580, respectively.

Employment and Consulting Agreements

Francois Michelon  – Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Francois Michelon, the Company’s Chief Executive Officer and Chairman of the board of directors. The initial term of the employment agreement runs through December 31, 2019 and continues on a year-to-year basis thereafter. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-Q was $355,350. Under the employment agreement, Mr. Michelon is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Pursuant to Mr. Michelon’s employment agreement, in connection with the closing of the Company’s initial public offering he was granted options to purchase an aggregate 339,270 shares of common stock. The options have a weighted average exercise price of $4.96 per share of common stock and vest in three equal annual installments beginning on May 12, 2018. Upon termination without cause, any portion of Mr. Michelon’s options scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the options will automatically vest. Upon termination for any other reason, the entire unvested portion of the options will terminate.

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

Michael Thornton  – Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Michael Thornton, the Company’s Chief Technology Officer. The initial term of the employment agreement runs through December 31, 2019 and continues on a year-to-year basis thereafter. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-Q was $267,800. Under the employment agreement, Mr. Thornton is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Pursuant to Mr. Thornton’s employment agreement, in connection with the closing of the Company’s initial public offering he was granted options to purchase an aggregate 345,298 shares of common stock. The options have a weighted average exercise price of $4.96 per share of common stock and vest in three equal annual installments beginning on May 12, 2018. Upon termination without cause, any portion of Mr. Thornton’s option scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the options will automatically vest. Upon termination for any other reason, the entire unvested portion of the options will terminate.

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

In November 2017, we contracted with the Centre for Imaging Technology Commercialization (“CIMTEC”) to initiate human studies, through Canada-based Robarts Research Institute, with our TAEUS device targeting NAFLD. In October 2018, we received an Investigational Testing Authorization from Health Canada to commence the first human studies with our TAEUS clinical system targeting NAFLD, guiding our algorithm development, and comparing our technology to MRI. The feasibility study, the first of several planned human studies, is being conducted in collaboration with Robarts Research Institute in London, Canada. We reported our completion of this study on September 26, 2019. The data collected from the study, including additional usability inputs, will be included in our TAEUS liver device technical file submission for device CE Mark, which we anticipate in the first half of 2020.

Each of our TAEUS platform applications will require regulatory approvals before we are able to sell or license the application. Based on certain factors, such as the installed base of ultrasound systems, availability of other imaging technologies, such as CT and MRI, economic strength and applicable regulatory requirements, we intend to seek initial approval of our applications for sale in the European Union and the United States, followed by China.

Financial Operations Overview

Revenue

To date our revenue has been generated by the placement and sale of our discontinued Nexus 128 thermoacoustic imaging systems for use in pre-clinical applications, and related service revenue. No revenue has been generated by our TAEUS technology, which is currently in the product development stage.

Cost of Goods Sold

Our cost of goods sold is related to our direct costs associated with the development and shipment of our discontinued Nexus 128 systems placed in pre-clinical settings, and costs associated with service provided for these systems. No cost of goods sold has been generated by our TAEUS technology, which is currently in the product development stage

Research and Development Expenses

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

Debt Discount and Detachable Debt-Related Warrants

The Company accounts for debt discounts originating in connection with conversion features that remain embedded in the related notes in accordance with ASC 470-20, Debt with Conversion and Other Options. These costs are classified on the consolidated balance sheet as a direct deduction from the debt liability. The Company amortizes these costs over the term of its debt agreements as interest expense-debt discount in the consolidated statement of operations. Debt discounts relate to the relative fair value of warrants issued in conjunction with the debt and are also recorded as a reduction to the debt balance and accreted over the expected term of the debt to interest expense.

Recent Accounting Pronouncements

See Note 2 of the accompanying financial statements for a discussion of recently issued accounting standards.

Results of Operations

Three Months Ended September 30, 2019 and 2018

Revenue

We had no revenue during the three months ended September 30, 2019 and 2018.

Cost of Goods Sold

There was no cost of goods sold for each of the three months ended September 30, 2019 and 2018.

Research and Development

Research and development expenses were $1,468,441 for the three months ended September 30, 2019, as compared to $1,162,911 for the three months ended September 30, 2018, an increase of $305,530, or 26%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses increased from the same period for the prior year due primarily to increased spending to develop TAEUS applications, which included expenses for our contracted development vendors.

Sales and Marketing

Sales and marketing expenses were $100,203 for the three months ended September 30, 2019, as compared to $72,179 for the three months ended September 30, 2018, an increase of $28,024, or 39%. The increase was primarily due to additional headcount and pre-selling activities for our TAEUS product line. Currently, our marketing efforts are through our website and attendance of key industry meetings. We expect that our future clinical business will involve hiring and training additional staff to support our sales efforts. As we seek to complete the development and commercialization of our TAEUS applications, subject to available funds, we intend to build a small sales and marketing team to train and support global ultrasound distributors, as well as execute traditional marketing activities such as promotional materials, electronic media and participation in industry conferences.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2019 were $1,071,889, compared to $832,884 for the three months ended September 30, 2018, an increase of $239,005, or 29%. Our wage and related expenses for the three months ended September 30, 2019 were $549,115, compared to $355,041 for the three months ended September 30, 2018. Wage and related expenses in the three months ended September 30, 2019 included $58,731 for bonuses and $182,949 of stock compensation expense related to the issuance and vesting of options, compared to $43,125 for bonuses and $142,674 of stock compensation expense for the same period in 2018. Our professional fees for the three months ended September 30, 2019 were $382,657, compared to $332,636 for the three months ended September 30, 2018.

Impairment of Inventory

During the three months ended September 30, 2018, we had a one time write down of inventory available for our Nexus 128 product of $287,541. There was no such expense during the three months ended September 30, 2019.

Amortization of Debt Discount

During the three months ended September 30, 2019, we incurred non-cash expenses of $728,417 related to the amortization of debt discount incurred as result of our issuance of the convertible note and warrants issued in July 2019 (see Note 7, Convertible Notes). There was no such expense during the three months ended September 30, 2018.

Net Loss

As a result of the foregoing, for the three months ended September 30, 2019, we recorded a net loss of $3,413,562 compared to a net loss of $2,758,576 for the three months ended September 30, 2018.

Nine months Ended September 30, 2019 and 2018

Revenue

We had no revenue during the nine months ended September 30, 2019, as compared to $6,174 for the nine months ended September 30, 2018. The revenue was a result of service activity on our installed base of Nexus 128 pre-clinical systems. During the nine months ended September 30, 2019, we ceased production of our Nexus 128 system and announced our plan to stop providing service support and parts for all existing systems as of July 1, 2019, in order to focus our resources on the development of our TAEUS technology.

Cost of Goods Sold

There was no cost of goods sold for each of the nine months ended September 30, 2019 and 2018.

Research and Development

Research and development expenses were $4,546,746 for the nine months ended September 30, 2019, as compared to $3,671,490 for the nine months ended September 30, 2018, an increase of $875,256, or 24%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses increased from the same period for the prior year due primarily to increased spending to develop TAEUS applications, which included expenses for our contracted development vendors.

Sales and Marketing

Sales and marketing expenses were $245,364 for the nine months ended September 30, 2019, as compared to $220,713 for the nine months ended September 30, 2018, an increase of $24,651, or 11%. The increase was primarily due to additional headcount and pre-selling activities for our TAEUS product line. Currently, our marketing efforts are through our website and attendance of key industry meetings. We expect that our future clinical business will involve hiring and training additional staff to support our sales efforts. As we seek to complete the development and commercialization of our TAEUS applications, we intend to build a small sales and marketing team to train and support global ultrasound distributors, as well as execute traditional marketing activities such as promotional materials, electronic media and participation in industry conferences.

General and Administrative

Our general and administrative expenses for the nine months ended September 30, 2019 were $2,920,815, compared to $2,842,631 for the nine months ended September 30, 2018, an increase of $78,184, or 3%. Our wage and related expenses for the nine months ended September 30, 2019 were $1,459,309, compared to $1,271,744 for the nine months ended September 30, 2018. Wage and related expenses in the nine months ended September 30, 2019, included $151,833 for bonuses and $533,691 of stock compensation expense related to the issuance and vesting of options, compared to $221,075 for bonuses and $469,716 of stock compensation expense for the same period in 2018. Our professional fees for the nine months ended September 30, 2019 were $1,074,963, compared to $1,185,775 for the nine months ended September 30, 2018.

Impairment of Inventory

During the nine months ended September 30, 2018, we had a one time write down of inventory available for our Nexus 128 product of $287,541. There was no such expense during the nine months ended September 30, 2019.

Amortization of Debt Discount

During the nine months ended September 30, 2019, we incurred non-cash expenses of $728,417 related to the amortization of debt discount incurred as result of our issuance of the convertible note and warrants issued in July 2019 (see Note 7, Convertible Notes). There was no such expense during the nine months ended September 30, 2018.

Net Loss

As a result of the foregoing, for the nine months ended September 30, 2019, we recorded a net loss of $8,496,670 compared to a net loss of $7,430,651 for the nine months ended September 30, 2018.

Liquidity and Capital Resources

To date we have funded our operations through private and public sales of our securities. As of September 30, 2019, we had $2,275,302 in cash. We have completed the following:

●
In May 2017, we completed our initial public offering, raising net proceeds of approximately $8.6 million after deducting offering expenses of approximately $0.8 million in underwriting discounts, commissions and expenses and approximately $0.3 million in offering expenses payable by us.

●
In June 2018, we completed the placement of senior secured convertible promissory notes and warrants, raising net proceeds of approximately $935,000 after deducting offering expenses of approximately $142,000 payable by us.

●
On October 15, 2018, we completed an underwritten public offering of 1,477,750 shares of our common stock. The net proceeds from this offering were approximately $2.7 million, after deducting underwriting discounts and commissions and other offering expenses.

●
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

●
In July 2019, we completed a private placement of senior secured convertible promissory notes and warrants, raising net proceeds of approximately $2,490,501 after deducting offering expenses of approximately $314,500 payable by us. The promissory notes bear interest at a rate of 10% per annum until maturity on April 26, 2020.

We believe that cash on hand at September 30, 2019 will be sufficient to fund our current operations into the first quarter of 2020. However, we will need additional capital to execute our commercialization plan and if we do not raise additional capital in the next several months we will need to significantly slow or pause our business activities until such time as we are able to raise additional capital. We continue to evaluate and manage our capital needs to support our clinical, regulatory and operational activities and prepare for the results of our human studies data and EU commercialization. We are currently exploring potential financing options that may be available to us, including additional sales of our common stock. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the nine months ended September 30, 2019, we incurred net losses of $8,496,670 and used cash in operations of $6,681,336. These and other factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the accompanying financial statements. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the nine months ended September 30, 2019, we used $6,681,336 of cash in operating activities primarily as a result of our net loss of $8,496,670, which included non-cash charges for share-based compensation of $1,020,300, amortization of debt discount of $728,417, depreciation expenses of $59,673, and net changes in operating assets and liabilities of $6,944.

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

Investing Activities

During the nine months ended September 30, 2019, the Company used $5,238 in investing activities related to purchase of equipment.

During the nine months ended September 30, 2018, the Company used $100,000 in investing activities related to purchase of equipment.

Financing Activities

During the nine months ended September 30, 2019, the Company received $2,490,501 in financing activities in net proceeds from convertible notes.

During the nine months ended September 30, 2018, the Company received $935,300 in financing activities in net proceeds from convertible notes.

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

It is possible that we will not achieve the progress that we expect because the actual costs and timing of completing the development and regulatory approvals for a new medical device are difficult to predict and are subject to substantial risks and delays. We have no committed external sources of funds. We do not expect that our existing cash will be sufficient for us to complete the commercialization of our NAFLD TAEUS application or to complete the development of any other TAEUS application and we will need to raise substantial additional capital for those purposes. As a result, we will need to finance our future cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the section of our Annual Report on Form 10-K for the year ended December 31, 2018, entitled “Risk Factors”. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Off-Balance Sheet Transactions

At September 30, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of September 30, 2019: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

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

Changes in Internal Control over Financial Reporting

There was no change to our internal controls or in other factors that could affect these controls during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A.  Risk Factors

In addition to the risk factors and uncertainties described below and the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2018, as filed with the Securities and Exchange Commission on March 11, 2019. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

We will need to raise additional capital to meet our business requirements in the future, including obligations relating to outstanding indebtedness, and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We have a history of losses from operations and expect to continue to incur losses until we are able to significantly grow our revenues. In our July 2019 private placement transaction (the “June 2019 Private Placement”), we issued senior secured convertible promissory notes in the aggregate principal amount of $2,587,895 with a maturity date of April 26, 2020. Accordingly, we will need additional financing to maintain and expand our business and to repay the promissory notes at maturity. Such financing may not be available on favorable terms, if at all.

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

Our common stock is currently traded on the Nasdaq Capital Market. The Nasdaq Capital Market imposes, among other requirements, listing maintenance standards including minimum bid price and stockholders’ equity requirements. In particular, Nasdaq rules require us to maintain a minimum stockholders’ equity of $2,500,000. On August 14, 2019, we received a notification letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, based on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, we no longer maintained the minimum $2.5 million stockholders’ equity required for continued listing on the Nasdaq Capital Market under Marketplace Rule 5550(b)(1) (the “Equity Rule”).

The notification letter had no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. The notification letter stated that, under Nasdaq rules, we had until September 30, 2019 to submit a plan to regain compliance with the Equity Rule. In accordance with the notification letter, we submitted a plan to regain compliance. We expect to be able to regain compliance with the Equity Rule by on or before February 10, 2020 but there can be no assurance that we will be able to do so, or that we will be able to maintain compliance with Nasdaq’s other continued listing requirements or remain listed on the Nasdaq Capital Market.

If our common stock were delisted from the Nasdaq Capital Market, it could, among other things, lead to a number of negative implications, including reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing.

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

4.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 29, 2019)
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 29, 2019)
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2019)
10.2	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 29, 2019)
10.3	Form of Security Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 29, 2019)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1
Certification of Periodic Report by Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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

ENDRA LIFE SCIENCES INC.
(Registrant)
Date: November 13, 2019	By:	/s/ Francois Michelon
Francois Michelon
Chief Executive Officer and Chairman (Principal Executive Officer)

ENDRA LIFE SCIENCES INC.

Date: November 13, 2019	By:	/s/ David Wells
David Wells
Chief Financial Officer (Principal Financial and Accounting Officer)