Form 10-K
period 2019-12-31
ENDRA Life Sciences Inc.
filed 2020-03-26
CIK 1681682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 28, 2019, was approximately $12,170,900 based on the closing sales price of the common stock on such date as reported on the Nasdaq Capital Market.

As of March 23, 2020, there were 13,483,125 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2019. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

● market acceptance of our technology;

● uncertainties associated with COVID-19 or coronavirus, including its possible effects on our operations;

● results of our human studies, which may be negative or inconclusive;

● our ability to find and maintain development partners;

● our reliance on third parties, collaborations, strategic alliances and licensing arrangements to complete our business strategy;

● the amount and nature of competition in our industry;

● our ability to protect our intellectual property;

● potential changes in the healthcare industry or third-party reimbursement practices;

● delays and changes in regulatory requirements, policy and guidelines including potential delays in submitting required regulatory applications for Conformité Européene (“CE”) mark certification or U.S. Food and Drug Administration (“FDA”) approval;

● our ability to obtain and maintain CE mark certification and secure required Food and Drug Administration (“FDA”) and other governmental approvals for our TAEUS applications;

● our ability to comply with regulation by various federal, state, local and foreign governmental agencies and to maintain necessary regulatory clearances or approvals;

● our dependence on our senior management team; and

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

Item 1. Business

Overview

We are leveraging experience with pre-clinical enhanced ultrasound devices to develop technology for increasing the capabilities of clinical diagnostic ultrasound in order to broaden patient access to the safe diagnosis and treatment of a number of significant medical conditions in circumstances where expensive X-ray computed tomography (“CT”) and magnetic resonance imaging (“MRI”) technology, or other diagnostic technologies such as surgical biopsy, are unavailable or impractical.

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

Unlike the near-infrared light pulses used in our legacy Nexus 128 system, our TAEUS technology uses radio frequency (“RF”) pulses to stimulate tissues, using a small fraction (less than 1%) of the energy that would be transmitted into the body during an MRI scan. The use of RF energy allows our TAEUS technology to penetrate deep into tissue, enabling the imaging of human anatomy at depths equivalent to those of conventional ultrasound. The RF pulses are absorbed by tissue and converted into ultrasound signals, which are detected by an external ultrasound receiver and a digital acquisition system that is part of the TAEUS system. The detected ultrasound is processed into images and other forms of data using our proprietary algorithms and displayed to complement conventional gray-scale ultrasound images.

As described below, our first TAEUS platform application will focus on quantifying fat in the liver and stage progression of nonalcoholic fatty liver disease (“NAFLD”) which, untreated, can progress to Nonalcoholic Steatohepatitis, or NASH, cirrhosis and liver cancer. In April 2016, we entered into a Collaborative Research Agreement with General Electric Company, acting through its GE Healthcare business unit and the GE Global Research Center (collectively, “GE Healthcare”), under which GE Healthcare has agreed to assist us in our efforts to commercialize this application. In November 2017, we contracted with the Centre for Imaging Technology Commercialization (“CIMTEC”) to initiate human studies, through Canada-based Robarts Research Institute, with our TAEUS device targeting NAFLD. In October 2018, we received an Investigational Testing Authorization (“ITA”) from Health Canada to commence the first human studies in healthy volunteers with our TAEUS clinical system targeting NAFLD, guiding our algorithm development, and comparing our technology to MRI. The feasibility study, the first of several planned human studies, was conducted in collaboration with the widely respected Robarts Research Institute in London, Canada. We reported the completion and top-level findings of this study on September 26, 2019. The data collected from the study, including additional usability inputs, was included in our TAEUS liver device technical file submission for device CE mark, which we submitted in December 2019. We received CE mark approval for our NAFLD TAEUS application in March 2020.

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

Unfortunately, while CT and MRI systems are versatile and create high quality images, they are also expensive and not always accessible to patients. A CT system costs approximately $1 million and an MRI system can cost up to $3 million. CT and MRI systems are large and can weigh several tons, typically requiring significant modifications to existing healthcare facilities to safely site the CT and MRI equipment. Because of their size and weight, CT and MRI systems are usually fixed-in-place at major medical facilities. As a result, they are less accessible to primary care and rural clinics, economically developing markets, and patient bedsides. As of 2013, there were only approximately 64,000 CT systems and 32,000 MRI systems in the world, approximately 50% of which were located in the U.S. and Japan.

While CT and MRI systems create high quality images, their use is not always practical. For example, the diagnosis and treatment of the estimated 1.4 billion patients suffering from NAFLD requires ongoing surveillance of the patients’ livers to assess the progression of the disease and the efficacy of treatment. However, the use of CT and MRI systems to perform that surveillance is impractical for a number of reasons, including the high cost of the scan, the limited availability of CT and MRI systems and the required use of contrast agents, including those containing radioactive substances that can cause allergic reactions and reduced kidney functions. Patient exposure to the ionizing radiation generated by a CT system must be limited for safety reasons. Similarly, because of the strong magnetic field created by an MRI machine, patients with metal joint replacements or cardiac pacemakers cannot be imaged with an MRI system.

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

Ultrasound systems are more broadly available to patients than either CT or MRI systems. There are an estimated one million ultrasound systems globally in use today. Ultrasound systems are relatively inexpensive compared to CT and MRI systems, with smaller portable ultrasound systems costing as little as $10,000 and new cart-based ultrasound systems costing between $75,000 and $200,000. Ultrasound systems are also more mobile than CT and MRI systems and many are designed to be moved by an operator from room to room, or closer to patients. Ultrasound technology does not present the same safety concerns as CT and MRI technology, since ultrasound does not emit ionizing radiation and ultrasound contrast agents are generally considered to be safe.

However, ultrasound’s imaging capabilities are more limited compared to CT and MRI technology. For example, ultrasound systems cannot measure tissue temperature during thermal ablation surgery, or quantify fat to diagnose early stage liver disease -- instances where CT and MRI systems are used.

Ultrasound Market

Sales of ultrasound diagnostic equipment were approximately $4.4 billion globally in 2017 and are expected to grow at approximately 4.4% annually. There are an estimated one million installed systems generating over 400 million annual diagnostic ultrasound procedures globally. Additionally, an estimated 30,000 to 50,000 new and replacement systems are sold into the market each year. These numbers include both portable and cart-based ultrasound systems, and cover all types of diagnostic ultrasound procedures, including systems intended for cardiology, prenatal and abdominal use. We do not currently intend to address ultrasound systems focused on applications in prenatal care, where we believe our TAEUS technology will not substantially impact patient care. Accordingly, we define our addressable market for one or more of our TAEUS applications at approximately 365,000 cart-based ultrasound systems currently in use throughout the world.

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

Our Solutions

Our Thermo-Acoustic Enhanced Ultrasound, or TAEUS, technology uses a pulsed energy source – specifically, radio-frequency, or RF – to generate ultrasonic waves in tissue. These waves are then detected with ultrasound equipment and used to create high-contrast images and other forms of data using our proprietary algorithms. Unlike conventional ultrasound, which creates images based on the scattering properties of tissue, thermoacoustic imaging provides tissue absorption maps of the pulsed energy, similar to those generated by CT scans. Ultrasound is only utilized to transmit the absorption signal to the imaging system outside of the body.

Our TAEUS Technology Platform for Clinical Applications

To increase the utility of our thermoacoustic technology, in 2013 we began to develop our TAEUS technology platform. Unlike the near-infrared light pulses used in our earlier photoacoustic systems, our TAEUS technology uses RF pulses to stimulate tissues, using a small fraction of the energy transmitted into the body during an MRI scan. Using RF energy enables our TAEUS technology to penetrate deep into tissue, enabling the imaging of human anatomy at depths equivalent to those of conventional ultrasound. The RF pulses are absorbed by tissue and converted into ultrasound signals, which are detected by an external ultrasound receiver and a digital acquisition system that is part of the TAEUS system. Our RF-based thermoacoustics imaging is not adversely affected by blood-filled organs, enabling our TAEUS technology to be used in clinical liver applications, among others. The detected ultrasound can then be processed into ultrasound overlays or quantitative data that may be translated into clinically useful metrics using our proprietary algorithms and displayed to complement conventional gray-scale ultrasound images. The TAEUS imaging concept is illustrated below:

After required regulatory approvals, our TAEUS technology can be added as an accessory to existing ultrasound systems, helping to improve clinical decision-making on the front lines of patient care, without requiring substantially new clinical workflows or large capital investments. We are also developing TAEUS for incorporation into new ultrasound systems manufactured by companies such as GE Healthcare, described more fully below.

We believe that our TAEUS technology has the potential to add a number of new capabilities to conventional ultrasound and thereby enhance the utility of both existing and new ultrasound systems and extend the use of ultrasound technology to circumstances that either currently require the use of expensive CT or MRI imaging systems, where imaging is not practical using existing technology, or where other assessment tools such as surgical biopsy are required. To demonstrate the capabilities of our TAEUS platform, we have conducted various internal ex-vivo laboratory experiments and limited internal in-vivo large animal studies. In our ex-vivo and in-vivo testing, we have demonstrated that the TAEUS platform has the following capabilities and potential clinical applications:

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

A second generation product is expected to provide two dimensional imaging with a transducer composed of multiple receive elements. The RF source and applicator would be similar to those in the first generation product but the multi-element transducer would allow for multiple applications including: reading tissue composition, temperature, vascular flow, tissue perfusion, and other potential applications. Ultimately, we expect our technology will be incorporated into conventional ultrasound systems and our business model will transition from producing stand-alone systems to licensing our technology, IP and specialized components to ultrasound OEMs. Existing ultrasound equipment already includes power supplies, computation, high speed electronics, and ultrasound transducers, which may be leveraged by our thermoacoustic imaging applications. The RF source and applicator are the principal hardware components that will be added to OEM ultrasound systems for the OEM fully integrated form of our product.

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

Left untreated, an estimated 30% of NAFLD cases progress to NASH, a condition in which liver fat causes inflammation and decreased liver function, possibly resulting in fatigue, weight loss, muscle pain and abdominal pain. Excess liver fat remains a root cause of and key clinical concern for both of NASH and NAFLD.

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

Despite the increased incidence of NAFLD and its role in the development of NASH, cirrhosis and liver cancer, we believe that no low-cost, accurate and safe method exists for measuring fat in the liver. Current liver enzyme blood tests are indicative, but cannot reliably confirm early stage NAFLD or NASH, and liver enzyme levels are normal in a large percentage of patients with NAFLD. Existing ultrasound technology can only measure fat qualitatively in the liver at moderate to severe levels, typically greater than 30% liver fat, and ultrasound has low accuracy when used on obese patients. While early stage NAFLD and NASH can be confirmed by an MRI scan, an MRI scan is expensive, and MRI systems are not widely available or practical for many patients. A surgical biopsy can be used to confirm NAFLD and NASH, but is also expensive, involves a painful procedure and exposes patients to the risk of infection and bleeding. Furthermore, MRIs and surgical biopsies are impractical for repeated screening and monitoring of liver disease. We believe these limitations negatively impact the diagnosis and treatment of patients with NAFLD.

Patients diagnosed with NAFLD and related liver diseases are typically treated with therapies such as statins, insulin sensitizers and other compounds and are encouraged to adopt lifestyle changes to improve their overall health.

A significant number of pharmaceutical compounds targeting liver disease are in development by companies such as Bristol-Myers Squibb Company, Intercept Pharmaceuticals, Inc., Genfit SA, Allergan plc, Madrigal Pharmaceuticals, Inc. and Immuron Limited.

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

In April 2016, we entered into a Collaborative Research Agreement with General Electric Company, acting through its GE Healthcare business unit and the GE Global Research Center (collectively, “GE Healthcare”). Under the terms of the agreement, GE Healthcare has agreed to assist us in our efforts to commercialize our TAEUS technology for use in a fatty liver application by, among other things, providing equipment and technical advice, and facilitating introductions to GE Healthcare clinical ultrasound customers. In return for this assistance, we have agreed to afford GE Healthcare certain rights of first offer with respect to manufacturing and licensing rights for the target application. More specifically, we have agreed that, prior to commercially releasing our NAFLD TAEUS application, we will offer to negotiate an exclusive ultrasound manufacturer relationship with GE Healthcare for a period of at least one year of commercial sales. The commercial sales would involve, within our sole discretion, either our commercially selling GE Healthcare ultrasound systems as the exclusive ultrasound system with our TAEUS fatty liver application embedded, or GE Healthcare being the exclusive ultrasound manufacturer to sell ultrasound systems with our TAEUS fatty liver application embedded. The agreement with GE Healthcare does not prevent us from selling our TAEUS fatty liver application technology to distributors or directly to non-manufacturer purchasers. Additionally, the agreement provides that (1) prior to offering to license any of our TAEUS fatty liver application intellectual property to a third party, we will first offer to negotiate to license our TAEUS fatty liver application intellectual property to GE Healthcare and (2) prior to selling any equity interests to a healthcare device manufacturer, we must first offer to negotiate in good faith to sell such equity interests to GE Healthcare. The agreement is subject to termination by either party upon not less than 60 days’ notice. On January 13, 2020, we and GE Healthcare entered into an amendment to our agreement, extending its term by 12 months to January 14, 2021 and modifying GE Healthcare’s rights of first offer.

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

In December 2018, Robarts Research Institute completed its initial healthy subject enrollment and data collection of 25 subjects and received authorization from Health Canada to expand the study to 50 subjects. We reported the completion of this expanded study and reported top-level findings on September 26, 2019. The data collected from the study, including additional usability inputs, was included in our TAEUS liver device technical file submission for device CE mark.

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

Conventional ultrasound imaging systems use Doppler imaging in a variety of vascular applications. Doppler ultrasound, which images the velocity of blood, is effective in larger vessels and regions where blood velocity is high. However, Doppler ultrasound is not sufficiently sensitive for use in very small vessels or in vascular imaging applications where blood velocities are very low. For these applications, contrast enhanced CT and MRI angiography is used which requires the patient to be injected with a contrast agent, iodinated compounds and gadolinium, respectively. Contrast-enhanced CT and MRI scans both require referral for examination after initial screening with ultrasound and carry risks associated with their respective contrast agents. We believe that our TAEUS platform has the potential to offer the advantages of CT and MR contrast enhanced imaging at the point of care using only a safe electrolyte solution as the contrast agent.

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

We believe that, using our TAEUS technology, physicians will be able to quickly and clearly see tissue compromised by disease, such as cancer or trauma, especially with the use of a standard saline contrast agent, when CT or MRI is not readily available.

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

We currently maintain a patent portfolio consisting of seven (7) patents issued in the United States and four (4) issued patents in foreign jurisdictions, twenty-four (24) patent applications pending in the United States and twenty-six (26) patent applications pending in foreign jurisdictions relating to our technology. These patents and patent applications cover certain innovations relating to contrast-enhanced imaging as well as several aspects of fat imaging and fat quantitation in the liver and other tissues. In addition, we have in-licensed license three (3) U.S. patents.

Each of our patents generally has a term of 20 years from its respective priority filing date. Among our issued patents, the first patent is set to expire in 2035 and the last patent is set to expire in 2037.

Sales and Marketing

During 2019 we hired a Chief Commercial Officer and began planning to build a sales and marketing team dedicated to our TAEUS clinical applications. In parallel to securing all necessary government marketing approvals, we intend to hire a small internal sales and marketing team to engage and support channel partners and clinical customers. As we previously did with our Nexus 128 system, we intend to partner with several geographically-focused independent clinical ultrasound equipment distributors to market and sell our TAEUS applications. We believe that these distributors have existing customer relationships, a strong knowledge of diagnostic imaging technology and the capabilities to support the installation, customer training and post-sale service of capital equipment and software.

We also intend to work with original equipment manufacturers, or OEMs, of ultrasound and thermal ablation equipment to sell our TAEUS applications alongside their own new systems and into their existing installed base systems. We believe that these OEMs will find our applications attractive as the applications would enable them to generate additional revenue from their installed systems – as they currently do with aftermarket accessory portfolios. We believe our relationship with GE Healthcare will facilitate this strategy.

Based on our design work and our understanding of the ultrasound accessory market, we intend to price our initial NAFLD TAEUS application at a price point approximating $35,000 to $55,000, which should enable purchasers to recoup their investment in less than one year by performing a relatively small number of additional ultrasound procedures.

Some of our future TAEUS offerings are expected to be implemented via a hardware platform that can run multiple individual software applications that we plan to offer TAEUS users for a one-time licensing fee, enabling users to perform more procedures with their existing ultrasound equipment and retaining more patients in their clinics rather than referring them out to a regional imaging medical center for a CT or MRI scan.

We also intend to offer a license for our TAEUS technology to OEMs, such as GE Healthcare, for incorporation in their new ultrasound systems.

Engineering, Design and Manufacturing

Development of TAEUS Device

We have contracted with StarFish Product Engineering, Inc. (“StarFish”), a medical device contract manufacturing company, to commence the productization of our NAFLD TAEUS application. In particular, we have retained StarFish to develop ENDRA’s current prototype TAEUS device into a clinical product that meets CE regulatory requirements required for commercial launch. We have leveraged StarFish’s expertise in the preparation and submission of our CE Technical File documentation, submitted in December 2019, that will enable us to sell the application in the European Union as a Class IIa medical device once a final design for our TAEUS device has been developed and tested, and expect StarFish to lead the preparation of documentation for regulatory approval submission in the United States. In order to foster collaboration, our Chief Technology Officer regularly visits StarFish’s facilities to monitor the TAEUS application manufacturing process.

We believe that our contract manufacturers will either supply necessary components internally or obtain them from third-party sources. At this time, we do not know whether any components are or will be single sourced.

Regulatory Approval Pathway and Human Study

Each of our TAEUS platform applications will require regulatory approvals before we are able to sell or license the application. Based on certain factors, such as the installed base of ultrasound systems, availability of other imaging technologies, such as CT and MRI, economic strength and applicable regulatory requirements, we are seeking initial approval of our applications for sale in the European Union, and plan to seek additional approval in the United States and China.

The first TAEUS application we intend to commercialize is our NAFLD TAEUS application. Our initial target market for this application is the European Union. For commercial reasons and to support our application for CE marking, which is required before we can sell the application in the European Union we contracted with CIMTEC, a medical imaging research group, to conduct human studies through Canada-based Robarts Research Institute to demonstrate our NAFLD TAEUS application’s ability to distinguish fat from lean tissue. In December 2018, Robarts Research Institute completed its initial healthy subject enrollment and data collection of 25 subjects and received authorization from Health Canada to expand the study to 50 subjects. In September 2019, we announced the completion and reported top-level findings of the expanded study, which was included in our TAEUS liver device technical file submission for device CE mark. We received CE mark approval for our NAFLD TAEUS application in March 2020. We are now in the process of notifying the competent authorities that we have received the CE mark and registering the product in each of the initial target markets.

In 2012, the European Commission proposed a new regulatory scheme that, once implemented, will impose significant additional obligations on medical device companies. Expected changes include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by government accredited groups for some types of medical devices, and tightened and streamlined quality management system assessment procedures. Such new rules could impose additional requirements on our business, such as a requirement to conduct clinical trials for future CE mark applications we make and post-market surveillance obligations, as well as the further requirements for the traceability of products, transparency, refined responsibilities for economic operators (including manufacturer, distributors and importers) as well as a tightened and more comprehensive quality management system.

Simultaneously with the process of obtaining CE mark approval for a CE mark for our NAFLD TAEUS application, we have begun preparing for submission to the U.S. Food and Drug Administration (the “FDA”) an application under the Food, Drug and Cosmetic Act (the “FD&C Act”) to sell our NAFLD TAEUS application in the U.S. We anticipate that the application, as well as those for any other TAEUS applications that we develop, will be submitted for approval under Section 510(k) of the FD&C Act. We expect that our initial FDA clearance will allow us to sell the NAFLD TAEUS application in the U.S. with general imaging claims. However, we will need to obtain additional FDA clearances to be able to make diagnostic claims for fatty tissue content determination. Accordingly, to support our commercialization efforts we expect that, following receipt of our initial FDA clearance, we would submit one or more additional applications to the FDA, each of which would need to include additional clinical trial data, so that following receipt of the necessary clearances we may make those diagnostic claims.

Regulation

European Union

The primary regulatory environment in Europe is the European Union, which consists of 27 member states encompassing most of the major countries in Europe. We believe that in the European Union applications incorporating our TAEUS technology will be regulated as Class IIa medical devices by the European Medicines Agency (the “EMA”) and the European Union Commission. As described above, our NAFLD TAEUS application has received, and we expect our future applications will need to receive, a CE mark from an appropriate Competent Authority or government-accredited group (a “Notified Body”), as the case may be, as a result of successful review of one or more submissions prepared by our contract engineering and manufacturer(s), so that such applications can be marketed and distributed within the European Economic Area. Each of our applications will be required to be recertified each year for CE marking, which recertification may require an annual audit. The audit procedure, which will include on-site visits at our facility, and the contract manufacturer’s(s’) facility(ies), will require us to provide the contract manufacturer(s) with information and documentation concerning our quality management system and all applicable documents, policies, procedures, manuals, and other information.

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

● Class II: special controls, 510(k) submission, specific controls such as performance standards, patient registries and post-market surveillance and additional controls such as labeling and adherence to quality system regulations; and

● Class III: special controls and approval of a premarket approval, or PMA, application.

We expect all of our products to be classified as Class II medical devices and thus require FDA authorization prior to marketing by means of a 510(k) clearance rather than a PMA application.

To request marketing authorization by means of a 510(k) clearance, we must submit a notification demonstrating that the proposed device is substantially equivalent to another legally marketed medical device, has the same intended use, and is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than a legally marketed device. 510(k) submissions generally include, among other things, a description of the device and its manufacturing, device labeling, medical devices to which the device is substantially equivalent, safety and biocompatibility information and the results of performance testing. In some cases, a 510(k) submission must include data from human clinical studies. Marketing may commence only when the FDA issues a clearance letter finding substantial equivalence. The typical duration to receive a 510(k) approval is approximately nine to twelve months from the date of the initial 510(k) submission, although there is no guarantee that the timing will not be longer.

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

Employees

As of December 31, 2019, we had 15 employees, all of whom are employed on a full-time basis. 9 full-time employees were engaged in research and development activities, 2 full-time employees were engaged in sales activities, 1 full-time employee was engaged in product assembly, and 3 full-time employees were engaged in administrative activities. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

We also employ technical advisors, on an as-needed basis, to supplement existing staff. We believe that these technical advisors provide us with necessary expertise in clinical ultrasound applications, ultrasound technology, and intellectual property.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all other information contained in this Annual Report, including our financial statements and the related notes, before investing in our securities. The risks and uncertainties described below are not the only ones we face, but include the most significant factors currently known by us that make investing in our securities speculative or risky. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

Risks Related to Our Business

We have a history of operating losses, we may never achieve or maintain profitability, and we will need to raise significant additional capital if we are going to continue as a going concern.

We have limited commercial experience upon which investors may evaluate our prospects. We have only generated limited revenues to date and have a history of losses from operations. As of December 31, 2019, we had an accumulated deficit of approximately $45.2 million. Our independent registered public accounting firm, in its report on our financial statements for the year ended December 31, 2019, has raised substantial doubt about our ability to continue as a going concern.

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

To date, we have financed our operations primarily through the net proceeds from offerings of common stock and convertible notes, as well as sales of our discontinued Nexus 128 system. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. Therefore, we will require additional capital in order to: (i) continue to conduct research and development activities; (ii) continue to conduct clinical studies; (iii) fund the costs of seeking regulatory approval of TAEUS applications; (iv) expand our sales and marketing infrastructure; (v) acquire complementary business technology or products; and (vi) respond to business opportunities, challenges, increased regulatory obligations or unforeseen circumstances. Our future funding requirements will depend on many factors, including, but not limited to:

● the costs, timing and outcomes of regulatory reviews associated with our future products, including TAEUS applications;

● the progress, timing, costs and outcomes of our clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;
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

We may raise funds in equity or debt financings or enter into credit facilities in order to access funds for our capital needs. Any debt financing obtained by us in the future would cause us to incur debt service expenses and could include restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and pursue business opportunities. If we raise additional funds through issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution in their percentage ownership of our Company, and any new equity securities we issue could have rights, preferences and privileges senior to those of holders of our common stock. See “Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan, could result in dilution of the percentage ownership of our stockholders and could cause the price of our securities to fall.” below. In addition, if we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams or products or to grant licenses on terms that may not be favorable to us and our collaborators and strategic partners may not perform as expected.

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

A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19, or coronavirus, may materially and adversely affect our business and our financial results.

The spread of COVID-19 has affected segments of the global economy and may affect our operations, including the potential interruption of our clinical trial activities and our supply chain. The recent outbreak of COVID-19 originated in Wuhan, China in December 2019 and has since spread to multiple countries and, in particular, European countries comprising certain of our target markets. The continued spread of COVID-19 may result in a period of business disruption, including delays in our clinical trials or delays or disruptions in our commercialization efforts. In addition, there could be a potential effect of COVID-19 to the business at FDA or other health authorities, which could result in delays of reviews and approvals, including with respect to our product candidates.

The continued spread of COVID-19 globally could adversely affect our clinical trial operations in the United States and elsewhere, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Further, some patients may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, or if the patients become infected with COVID-19 themselves, which would delay our ability to conduct clinical trials or release clinical trial results. COVID-19 may also affect employees of third-party contract research organizations located in affected geographies that we rely upon to carry out our clinical trials, which could result in inefficiencies due to reductions in staff and disruptions to work environments.

The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the commercialization of our products. In addition, we may take temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which could negatively affect our business.

We cannot presently predict the scope and severity of any potential business shutdowns or disruptions. If we or any of the third parties with whom we engage, however, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively affected, which could have a material adverse impact on our business and our results of operation and financial condition.

We may not remain commercially viable if there is an inadequate level of reimbursement by governmental programs and other third-party payors for our planned products or associated procedures.

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

To successfully commercialize any application based on our TAEUS platform technology, we expect it will be necessary to conduct various pre-clinical and human studies to demonstrate that the product is safe and effective for human use. In October 2018 we initiated certain human studies of our TAEUS device targeting NAFLD which are expected to provide key insights into clinical work flow and quantitative methodologies for the device. In September 2019, we reported top-level findings from a clinical study conducted by CIMTEC relating to the feasibility of our TAEUS application for NAFLD. However, there can be no assurance that results from this study is indicative of results that would be achieved in future animal studies or human clinical studies, which may be required in order for our applications incorporating our technology to obtain or maintain regulatory approval. Even if clinical trials or other studies demonstrate safety and effectiveness of any of product candidates incorporating our technology for a specific disease or condition and the necessary regulatory approvals are obtained, the commercial success of any of such product candidates will depend upon their acceptance by patients, the medical community, and third-party payers and on our partners’ ability to successfully manufacture and commercialize such product candidates.

Our limited commercial experience makes it difficult to evaluate our business, predict our future results or forecast our financial performance and growth.

We were incorporated in 2007 and began commercializing our initial pre-clinical Nexus 128 product in 2010. Our NAFLD TAEUS device has obtained CE mark approval but has not yet been fully commercialized. This limited commercial experience makes it difficult to evaluate our business, predict our future results or forecast our financial performance and growth. If our assumptions regarding the risks and uncertainties we face, which we use to plan our business, are incorrect or change due to circumstances in our business or our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We have formed, and may in the future form or seek, strategic alliances and collaborations or enter into licensing arrangements, and we may not realize the benefits of such alliances, collaborations or licensing arrangements.

In April 2016, we entered into a Collaborative Research Agreement with GE Healthcare, under which GE Healthcare has agreed to support our efforts to commercialize our TAEUS technology for use in an NAFLD application by, among other things, providing equipment and technical advice, and facilitating introductions to GE Healthcare clinical ultrasound customers. This agreement does not commit GE Healthcare to a long-term relationship and it may disengage with us at any time. This agreement has a term lasting until January 14, 2021 and is subject to termination by either party upon not less than 60 days’ notice. See the section of this Annual Report titled “Collaboration with GE Healthcare” under “Item 1. Business” for further description of this agreement.

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

We have limited resources and depend on third parties to design and manufacture, and seek regulatory approval of, our TAEUS applications. If any third party fails to successfully design, manufacture or obtain regulatory approval of TAEUS applications, our business will be materially harmed.

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

We have limited experience selling our products and will need to develop marketing, sales and distribution capabilities in order to sell our TAEUS applications that receive the necessary regulatory approval. We have limited experience managing a sales force and customer support operations and may be unable to attract, retain and manage the collaborative manufacturing and distribution arrangements or the specialized workforce necessary to successfully commercialize our products. In addition, our sales and marketing organization must effectively explain the uses and benefits of our products as compared to alternatives in order to promote market acceptance and demand for our products. Developing these functions is time consuming and expensive and our efforts may not be successful.

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

The United Kingdom’s leaving the European Union has uncertain effects and could adversely affect us.

In June 2016, the United Kingdom held a referendum in which a majority of voters voted to exit the European Union (“EU”), commonly referred to as “Brexit”, and in March 2017, notified the EU that it intended to exit as provided in Article 50 of the Treaty of Lisbon. The United Kingdom exited the EU on January 31, 2020 and entered a transition period which extends through December 31, 2020. The effects of Brexit depend in part on any agreements the United Kingdom makes to retain access to EU markets either during this transitional period or more permanently. Brexit could adversely affect European and worldwide economic and market conditions and could contribute to instability in global financial and foreign exchange markets, including volatility in the value of the Sterling and Euro. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the United Kingdom determines which EU laws to replace or replicate. Furthermore, Brexit may lead other EU member countries to consider referendums regarding their EU membership. Any of these effects of Brexit, and others we cannot anticipate, could adversely affect our business, results of operations, financial condition and cash flows.

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

We currently maintain a patent portfolio consisting of seven (7) patents issued in the United States, four (4) issued patents in foreign jurisdictions, twenty-four (24) patent applications pending in the United States and twenty-six (26) patent applications pending in foreign jurisdictions relating to our technology. These patents and patent applications cover certain innovations relating to contrast-enhanced imaging as well as several aspects of fat imaging and fat quantitation in the liver and other tissues. In addition, we have in-licensed license three (3) U.S. patents.

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

The European Union has revised its regulatory system for medical devices by implementing regulation (EU) 2017/745 on medical devices (“Medical Device Regulation” or “MDR”) and regulation (EU) 2017/746 on in vitro diagnostic medical devices. The MDR will apply as from 26 May 2020 (the “Date of Application” or “DoA”), though given recent developments in connection with COVID-19, the European commission has proposed postponing the DoA by one year. The details of such proposal are not yet published and we do not yet know whether there may be additional changes to the MDR at this stage. The changes to the regulatory system implemented by the MDR include stricter requirements for clinical evidence and pre-market assessment of safety and performance, new classifications to indicate risk levels, requirements for third party testing by Notified Bodies, tightened and streamlined quality management system assessment procedures and additional requirements for the quality management system, additional requirements for traceability of products and transparency as well a refined responsibility of economic operators.

We are currently in a transitional period, where our products will be required to comply with applicable medical device directives (including the Medical Devices Directive and the Active Implantable Medical Devices Directive) and, as of the DoA, with the Medical Device Regulation and to obtain CE mark certification in order to market medical devices. The CE mark is applied following approval from an independent notified body or declaration of conformity. It is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives or the MDR, as the case may be. CE mark approvals issued prior to the DoA will remain in place and such products may be made available for a transitional period. Subsequent to the period ending December 31, 2019 we received CE mark approval for our TAEUS FLIP (Fatty Liver Imaging Probe) System. The CE marking indicates that TAEUS FLIP System complies with all applicable European Directives and Regulations in the European Union, including the MDR, and other CE mark geographies, including the 27 EU member states. We believe that future TAEUS applications will qualify for sale in the European Union as Class IIa medical devices. Although existing regulations do not require clinical trials to obtain CE marks for Class IIa medical devices, the MDR requires a clinical evaluation for all medical devices and clinical trials for selected medical devices. Depending on the classification of our applications, future CE mark certifications or recertification of our applications may require additional clinical evaluations or trials, as the case may be.

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

The FDA and the Federal Trade Commission (the “FTC”) also regulate the advertising and promotion of our planned products to ensure that the claims we make are consistent with our regulatory clearances, that there are adequate and reasonable data to substantiate the claims and that our promotional labeling and advertising is neither false nor misleading in any respect. If the FDA or FTC determines that any of our advertising or promotional claims are misleading, not substantiated or not permissible, we may be subject to enforcement actions, including warning letters, and we may be required to revise our promotional claims and make other corrections or restitutions.

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

There have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that could harm our future revenues and profitability and the future revenues and profitability of our potential customers. In the EU, the Medical Devices Directive is being replaced with the more expansive Medical Devices Regulation, which may increase the costs of obtaining and maintaining required regulatory approvals for our products. We cannot predict what other healthcare initiatives, if any, will be implemented by EU member countries, or the effect any future legislation or regulation will have on us.

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

Any or all of these factors could adversely affect our cash position requiring us to raise additional capital which may be on unfavorable terms and result in substantial dilution. Additionally, the risks surrounding our business, as well as the limited market for our common stock, have resulted, and will likely continue to result, in volatility in the price of our common stock and warrants. From January 1, 2019 through December 31, 2019, intra-day trading prices on the Nasdaq Capital Market have fluctuated from a low of $0.62 to a high of $3.49 with respect to shares of our common stock, and from a low of $0.14 to a high of $1.20 with respect to our warrants, and may continue to fluctuate significantly in the future.

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

Although our common stock is traded on the Nasdaq Capital Market, the volume of trading has historically been limited. Our average daily trading volume of our shares from January 1, 2019 to December 31, 2019 was approximately 167,251 shares. Thinly traded stock can be more volatile than stock trading in a more active public market. While we have made efforts to increase trading in our stock, we cannot predict the extent to which an active public market for our common stock will develop or be sustained. Therefore, a holder of our common stock who wishes to sell his or her shares may not be able to do so immediately or at an acceptable price.

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

If we are unable to implement and maintain effective internal control over financial reporting, including by remediating current material weaknesses in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decrease.

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

Currently, we have material weaknesses in our internal control over financial reporting and, as a result, we may not detect errors on a timely basis and our financial statements may be materially misstated. Specifically, we have insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting. We are in the process of improving our internal control over financial reporting, which process is time-consuming, costly and complicated and could limit our ability to maintain effective internal controls over financial reporting.

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

We will remain an “emerging growth company” until December 31, 2022, the end of the fiscal year following the fifth anniversary of the date of our May 2017 initial public offering, although we will lose that status sooner if our annual revenues exceed $1.07 billion, if we issue more than $1 billion in non-convertible debt in a three year period, or if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30.

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

As a public company listed in the United States, we incur significant legal, accounting and other expenses relating to our compliance obligations. We are subject to reporting requirements of the Exchange Act and the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC and Nasdaq that impose significant requirements on public companies, including requiring the establishment and maintenance of effective disclosure and financial controls and corporate governance practices. In addition, there are significant corporate governance and executive compensation-related provisions in the Dodd-Frank Act Wall Street Reform and Protection Act that contribute to our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and also place undue strain on our personnel, systems and resources. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Furthermore, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified people to serve on our board of directors, our board committees or as executive officers.

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

We also maintain an office in London, Ontario, Canada under a lease that is terminable by either party with 60 days’ written notice. The rent is approximately $900 per month per the agreement with the landlord, subject to moderate annual increases at the discretion of the landlord.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock and our warrants issued in our initial public offering have been listed on the Nasdaq Capital Market under the symbols “NDRA” and “NDRAW,” respectively, since June 28, 2017 upon the separation of units sold in our initial public offering. Prior to that date, our common stock and such warrants traded together as units beginning on May 9, 2017. Each of our publicly traded warrants is exercisable for a share of our common stock at a price of $6.25 per share and expires on May 12, 2022.

As of March 26, 2020, there were 32 holders of record of our common stock and one holder of record of our publicly traded warrants.

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

In November 2017, we engaged two firms that specialize in medical device software development to commence productization of our TAEUS device targeting NAFLD. The agreements call for these vendors to provide us with the specialized engineering resources necessary to translate our current prototype TAEUS device into a clinical product that meets CE regulatory requirements required for commercial launch in the European Union followed by FDA submission for the U.S. market.

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

On March 9, 2020, we announced that we received Conformité Européene (“CE”) mark approval for our TAEUS FLIP (Fatty Liver Imaging Probe) System. The CE marking indicates that TAEUS FLIP System complies with all applicable European Directives and Regulations in the European Union and other CE mark geographies, including the 27 EU member states. We next intend to submit to the FDA an application for approval of the TAEUS FLIP.

Financial Operations Overview

Revenue

To date our revenue has been generated by the placement and sale of our discontinued Nexus 128 thermoacoustic imaging systems for use in pre-clinical applications, and related service revenue. No revenue has been generated by our TAEUS technology, which we have not yet commercially sold.

Cost of Goods Sold

Our cost of goods sold is related to our direct costs associated with the development and shipment of our discontinued Nexus 128 systems placed in pre-clinical settings, and costs associated with service provided for these systems. No cost of goods sold has been generated by our TAEUS technology, which we have not yet commercially sold.

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

Share-based Compensation

Our 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of share options and shares to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2020, the pool of shares available for issuance under the Omnibus Plan automatically increased by 3,202,280 shares from 2,649,378 shares to 5,861,658.

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

Debt Discount and Detachable Debt-Related Warrants

The Company accounts for debt discounts originating in connection with conversion features that are embedded in the notes related warrants in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. These costs are classified on the consolidated balance sheet as a direct deduction from the debt liability. The Company amortizes these costs over the term of the securities as interest expense-debt discount in the consolidated statement of operations. Debt discounts relate to the relative fair value of warrants issued in conjunction with the debt and are also recorded as a reduction to the debt balance and accreted over the expected term of the securities to interest expense.

Recent Accounting Pronouncements

See Note 2 of the accompanying financial statements for a discussion of recently issued accounting standards.

Results of Operations

Years Ended December 31, 2019 and 2018

Revenue

We had no revenue during the year ended December 31, 2019, as compared to $6,174 for the year ended December 31, 2018. The 2018 revenue was a result of service activity on our installed base of Nexus 128 pre-clinical systems. During the year ended December 31, 2019, we ceased production of our Nexus 128 system and stopped providing service support and parts for all existing systems as of July 1, 2019, in order to focus our resources on the development of our TAEUS technology.

Cost of Goods Sold

There was no cost of goods sold for each of the years ended December 31, 2019 and 2018.

Research and Development

Research and development expenses were $6,574,999 for the year ended December 31, 2019, as compared to $4,722,465 for the year ended December 31, 2018, an increase of $1,852,534, or 39%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses increased from the same period for the prior year due primarily to increased spending to develop TAEUS applications, which included expenses for our contracted development vendors.

Sales and Marketing

Sales and marketing expenses were $412,434 for the year ended December 31, 2019, as compared to $262,641 for the year ended December 31, 2018, an increase of $149,793, or 57%. The increase was primarily due to additional headcount and pre-selling activities for our TAEUS product line. Currently, our marketing efforts are through our website and attendance of key industry meetings. We expect that our future clinical business will involve hiring and training additional staff to support our sales efforts. As we seek to complete the development and commercialization of our TAEUS applications, we intend to build a small sales and marketing team to train and support global ultrasound distributors, as well as execute traditional marketing activities such as promotional materials, electronic media and participation in industry conferences.

General and Administrative

Our general and administrative expenses for the year ended December 31, 2019 were $3,856,159, compared to $3,752,535 for the year ended December 31, 2018, an increase of $103,624, or 3%. Our wage and related expenses for the year ended December 31, 2019 were $1,892,455, compared to $1,607,568 for the year ended December 31, 2018. Wage and related expenses in the year ended December 31, 2019 included $147,915 for bonuses and $720,030 of stock compensation expense related to the issuance and vesting of options, compared to $264,200 for bonuses, $617,250 of stock compensation expense related to the issuance and vesting of options for the same period in 2018. Our professional fees which include legal, audit, and investor relations for the year ended December 31, 2019 were $1,436,734, compared to $1,612,076 for the year ended December 31, 2018.

Impairment of Inventory

During the year ended December 31, 2018, we had a one-time write down of inventory available for our Nexus 128 product of $287,541. There was no such expense during the year ended December 31, 2019.

Impairment of Receivable

During the year ended December 31, 2019, we incurred an expense of $249,256 related to the return of taxes paid to the Canada Revenue Agency which we had previously accounted for as an other current asset. There was no such expense during the year ended December 31, 2018.

Amortization of Debt Discount

During the year ended December 31, 2019, we incurred non-cash expenses of $2,355,469 related to the amortization of debt discount incurred as result of our issuance of the convertible note and warrants in July 2019. During the year ended December 31, 2018, we incurred non-cash expenses of $729,241 related to the amortization of debt discount incurred as result of our issuance of the convertible note and warrants in June 2018.

Net Loss

As a result of the foregoing, for the year ended December 31, 2019, we recorded a net loss of $13,305,964, compared to a net loss of $9,796,261 for the year ended December 31, 2018.

Liquidity and Capital Resources

To date we have funded our operations through private and public sales of our securities. As of December 31, 2019, we had $6,174,207 in cash. We have completed the following:

● In May 2017, we completed our initial public offering, raising net proceeds of approximately $8.6 million after deducting approximately $0.8 million in underwriting discounts, commissions and expenses and approximately $0.3 million in offering expenses payable by us.

● In June 2018, we completed the placement of senior secured convertible promissory notes and warrants, raising net proceeds of approximately $935,000 after deducting offering expenses of approximately $142,000 payable by us.

● In October 2018, we completed an underwritten public offering of 1,477,750 shares of our common stock. The net proceeds from this offering were approximately $2.7 million, after deducting underwriting discounts and commissions and other offering expenses.

● In November 2018, we completed an underwritten public offering of 1,385,750 shares of our common stock. The net proceeds from this offering were approximately $4.9 million, after deducting underwriting discounts and commissions and other offering expenses. In connection with this and the October 2018 underwritten public offering, the promissory notes issued in June 2018 automatically converted into common stock pursuant to their terms.

● In July 2019, we completed a private placement of senior secured convertible promissory notes and warrants, raising net proceeds of approximately $2.5 million after deducting offering expenses of approximately $314,500 payable by us. The promissory notes bear interest at a rate of 10% per annum until maturity on April 26, 2020.

● In December 2019, we completed placements of shares of Series A Preferred Stock, shares of Series B Preferred Stock, shares of common stock and warrants, raising net proceeds of approximately $5.8 million after using approximately $1.9 million to repay debt represented by convertible promissory notes and deducting offering expenses of approximately $766,000 payable by us.

We believe that cash on hand at December 31, 2019 will be sufficient to fund our current operations into the third quarter of 2020. However, we will need additional capital to execute our commercialization plan and if we do not raise additional capital in the next several months we will need to significantly slow or pause our business activities until such time as we are able to raise additional capital. We continue to evaluate and manage our capital needs to support our clinical, regulatory and operational activities and prepare for the results of our human studies data and EU commercialization. We are currently exploring potential financing options that may be available to us, including additional sales of our common stock and the causing the mandatory exercise of our warrants issued on December 11, 2019 for cash. However, we have no commitments to obtain any additional funds, and there can be no assurance such funds will be available on acceptable terms or at all. If we are unable to obtain additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The financial statements included in this Form 10-K have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the year ended December 31, 2019, we incurred net losses of $13,305,964 and used cash in operations of $8,588,851. These and other factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the accompanying financial statements. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the year ended December 31, 2019, we used $8,588,851 of cash in operating activities primarily as a result of our net loss of $13,305,964 offset by share-based compensation of $1,399,547, depreciation and amortization expenses of $80,577, amortization of debt discount of $2,355,469, and net changes in operating assets and liabilities of $597,830.

During the year ended December 31, 2018, we used $7,702,481 of cash in operating activities primarily as a result of our net loss of $9,796,261 offset by share-based compensation of $1,367,762, depreciation and amortization expenses of $68,316, amortization of debt discount of $729,241, impairment of inventory of $287,541 and net changes in operating assets and liabilities of $(359,079).

Investing Activities

During the year ended December 31, 2019, the Company used $43,595 in investing activities related to purchase of equipment.

During the year ended December 31, 2018, the Company used $100,000 in investing activities related to purchase of equipment.

Financing Activities

During the year ended December 31, 2019, financing activities provided $8,335,278, including $2,490,501 in proceeds from the placement of senior secured convertible promissory notes and warrants, $5,344,257 from the issuance of Series A Preferred Stock and warrants, $375,520 from the issuance of Series B Preferred Stock and warrants, and $125,000 from the issuance common stock and warrants.

During the year ended December 31, 2018, financing activities provided $7,736,678 in proceeds from issuance of common stock and $935,300 in proceeds from the placement of senior secured convertible promissory notes and warrants.

Funding Requirements

We have not completed the commercialization of any of our TAEUS technology platform applications. We expect to continue to incur significant expenses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

● advance the engineering design and development of our NAFLD TAEUS application;

● acquire parts and build finished goods inventory of the FLIP system;

● prepare regulatory filings required for marketing approval of our NAFLD TAEUS application in the United States;

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

It is possible that we will not achieve the progress that we expect because the actual costs and timing of completing the development and regulatory approvals for a new medical device are difficult to predict and are subject to substantial risks and delays. We have no committed external sources of funds. We do not expect that our existing cash will be sufficient for us to complete the commercialization of our NAFLD TAEUS application or to complete the development of any other TAEUS application and we will need to raise substantial additional capital for those purposes. As a result, we will need to finance our future cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the section of this Annual Report on Form 10-K entitled “Risk Factors”. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Nasdaq Capital Market Listing

Our common stock is currently traded on the Nasdaq Stock Market LLC (the “Nasdaq”). The Nasdaq imposes, among other requirements, listing maintenance standards including minimum bid price and stockholders’ equity requirements. In particular, Nasdaq rules require us to maintain a minimum stockholders’ equity of $2.5 million. On August 14, 2019, we received a notification letter from the Listing Qualifications Staff of the Nasdaq notifying us that, based on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, we no longer maintained the minimum $2.5 million stockholders’ equity required for continued listing on The Nasdaq Capital Market under Marketplace Rule 5550(b)(1) (the “Equity Rule”). In response to the notification letter, we submitted a plan to regain compliance and, on October 23, 2019 the Nasdaq notified us that it had accepted the plan and granted us an extension until February 10, 2020 to regain compliance with the Equity Rule. Based on our ability to obtain additional equity during December 2019, we were notified on December 18, 2019 by the Nasdaq that we had regained compliance with the Equity Rule as of that date.

Off-Balance Sheet Transactions

At December 31, 2019, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements
ENDRA Life Sciences Inc.
December 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ENDRA Life Sciences Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ENDRA Life Sciences Inc. and subsidiary (The “Company”) as of December 31, 2019 and 2018 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principles

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842), as amended, effective January 1, 2019, using the modified retrospective approach.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has an accumulated deficit, recurring losses, and expects continuing future losses that raise substantial doubt about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Henderson, Nevada
March 26, 2020

Report of Independent Registered Public Accounting Firm

ENDRA Life Sciences Inc.
Consolidated Balance Sheets

	December 31,	December 31,
Assets	2019	2018
Assets
Cash	$6,174,207	$6,471,375
Prepaid expenses	116,749	145,424
Inventory	113,442	59,444
Other current assets	130,701	273,315
Total Current Assets	6,535,099	6,949,558
Other Assets
Fixed assets, net	236,251	273,233
Right of use assets	404,919	-
Total Assets	$7,176,269	$7,222,791

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued liabilities	$1,708,525	$974,583
Convertible notes payable, net of discount	298,069	-
Lease liabilities, current portion	66,193	-
Total Current Liabilities	2,072,787	974,583

Long Term Debt:
Lease liabilities	342,812	-
Total Long Term Debt	342,812	-

Total Liabilities	2,415,599	974,583

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized; 6,338.490 shares issued and outstanding	1	-
Series B Convertible Preferred Stock, $0.0001 par value; 1,000 shares authorized; 351.711 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 8,421,401 and 7,422,642 shares issued and outstanding	842	742
Additional paid in capital	49,933,736	33,939,162
Stock payable	43,528	-
Accumulated deficit	(45,217,437)	(27,691,696)
Total Stockholders’ Equity	4,760,670	6,248,208
Total Liabilities and Stockholders’ Equity	$7,176,269	$7,222,791

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.
Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Revenue	$-	$6,174

Cost of Goods Sold	-	-

Gross Profit	-	6,174

Operating Expenses
Research and development	6,574,999	4,722,465
Sales and marketing	412,434	262,641
General and administrative	3,856,159	3,752,535
Impairment of inventory	-	287,541
Total operating expenses	10,843,592	9,025,182

Operating loss	(10,843,592)	(9,019,008)

Other Expenses
Amortization of debt discount	(2,355,469)	(729,241)
Other expense	(106,903)	(48,012)
Total other expenses	(2,462,372)	(777,253)

Loss from operations before income taxes	(13,305,964)	(9,796,261)

Provision for income taxes	-	-

Deemed dividend related to Preferred Stock	$ (4,219,777)	-

Net Loss attributable to common stockholders	$(17,525,741)	$(9,796,261)

Net loss per share – basic and diluted	$(2.34)	$(2.17)

Weighted average common shares – basic and diluted	7,499,984	4,504,873

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.
Consolidated Statements of Stockholders’ Equity

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Stock Payable	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2017	-	$-	-	$-	3,923,027	$392	$23,170,531	$-	$(17,895,435)	$5,275,488
Common stock issued for cash	-	-	-	-	2,863,500	286	7,736,392	-	-	7,736,678
Common stock issued for note conversion	-	-	-	-	636,115	64	1,076,936	-	-	1,077,000
Common stock issued for services	-	-	-	-	-	-	47,865	-	-	47,865
Warrants issued for services	-	-	-	-	-	-	71,756	-	-	71,756
Fair value of vested stock options	-	-	-	-	-	-	1,248,141	-	-	1,248,141
Debt discount	-	-	-	-	-	-	587,541	-	-	587,541
Net loss	-	-	-	-	-	-	-	-	(9,796,261)	(9,796,261)
Balance as of December 31, 2018	-	$-	-	$-	7,422,642	$742	$33,939,162	$-	$(27,691,696)	$6,248,208

Balance as of December 31, 2018	-	-	-	-	7,422,642	742	33,939,162	-	(27,691,696)	6,248,208
Series A Convertible Preferred Stock issued	6,338.490	1	-	-	904,526	90	7,412,361	-	-	7,412,452
Series B Convertible Preferred Stock issued	-	-	351.711	-	-	-	375,520	-	-	375,520
Common stock issued for note conversions	-	-	-	-	94,233	10	140,396	-	-	140,406
Fair value of vested stock options	-	-	-	-	-	-	1,399,547	-	-	1,399,547
Debt discount	-	-	-	-	-	-	2,490,501	-	-	2,490,501
Deemed dividend on preferred stock							4,219,777		(4,219,777)
Stock to be issued	-	-	-	-	-	-	(43,528)	43,528	-	-
Net loss	-	-	-	-	-	-	-	-	(13,305,964)	(13,305,964)
Balance as of December 31, 2019	6,338.490	1	351.711	-	8,421,401	842	49,933,736	43,528	(45,217,437)	4,760,670

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2019	2018
Cash Flows from Operating Activities
Net loss	$(13,305,964)	$(9,796,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,577	68,316
Common stock, options and warrants issued for services	1,399,547	1,367,762
Amortization of debt discount	2,355,469	729,241
Impairment of other assets	249,256	-
Impairment of inventory	-	287,541
Amortization of right of use assets	34,434	-
Changes in operating assets and liabilities:
Increase in accounts receivable	-	6,850
Increase in prepaid expenses	28,675	(77,928)
Decrease in lease liability	(30,348)	-
Increase in inventory	(53,998)	(155,305)
Decrease in other asset	(106,642)	(259,066)
Increase in accounts payable and accrued liabilities	760,143	126,368
Net cash used in operating activities	(8,588,851)	(7,702,481)

Cash Flows from Investing Activities
Purchases of fixed assets	(43,595)	(100,000)
Net cash used in investing activities	(43,595)	(100,000)

Cash Flows from Financing Activities
Proceeds from senior secured convertible promissory notes, net of fees	2,490,501	935,300
Proceeds from issuance of Series A Convertible Preferred Stock	5,344,257	-
Proceeds from issuance of Series B Convertible Preferred Stock	375,520	-
Proceeds from issuance of common stock	125,000	7,736,678
Net cash provided by financing activities	8,335,278	8,671,978

Net decrease in cash	(297,168)	869,497

Cash, beginning of period	6,471,375	5,601,878

Cash, end of period	$6,174,207	$6,471,375

Supplemental disclosures of cash items
Interest paid	$-	$40,085
Income tax paid	$-	$-

Supplemental disclosures of non-cash items
Discount on convertible notes	$2,490,501	$587,541
Conversion of convertible notes and accrued interest	$140,406	$1,077,000
Exchange of balance in convertible notes and accrued interest for Series A preferred stock	$1,943,195	$-
Deemed Dividend	$4,219,777	$-
Right of use asset	$404,919	$-
Lease liability	$409,005	$-

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2019 and 2018

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of December 31, 2019 and December 31, 2018, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the years ended December 31, 2019 and 2018, the Company incurred $6,574,999 and $4,722,465 of expenses related to research and development costs, respectively.

Income Taxes

The Company utilizes ASC Topic 740, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the tax basis of assets and liabilities and their financial reporting amounts based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. A valuation allowance is recorded when it is “more likely-than-not” that a deferred tax asset will not be realized.

The Company generated a deferred tax asset through net operating loss carry-forwards. However, a valuation allowance of 100% has been established due to the uncertainty of the Company’s realization of the net operating loss carry forward prior to its expiration.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 24,949,725 and 3,900,939 potentially dilutive shares, which include outstanding common stock options, warrants, and convertible notes, as of December 31, 2019 and December 31, 2018, respectively.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	December 31, 2019	December 31, 2018
Options to purchase common stock	3,449,319	1,272,911
Warrants to purchase common stock	13,496,924	2,628,028
Shares issuable upon conversion of notes	362,568	-
Shares issuable upon conversion of Series A Preferred Stock	7,285,651	-
Shares issuable upon conversion of Series B Preferred Stock	355,263	-
Potential equivalent shares excluded	24,949,725	3,900,939

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

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other share-based awards to its employees, consultants and non-employee members of the board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2020, the pool of shares available for issuance under the Omnibus Plan automatically increased by 3,202,280 shares from 2,649,378 shares to 5,861,658.

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

 Debt Discount

The Company determines if its outstanding convertible promissory notes should be accounted for as liability or equity under ASC Topic 480, “Liabilities — Distinguishing Liabilities from Equity.” ASC Topic 480 applies to certain contracts involving a company’s own equity, and requires that issuers classify the following freestanding financial instruments as liabilities: mandatorily redeemable financial instruments, obligations that require or may require repurchase of the issuer’s equity shares by transferring assets (e.g., written put options and forward purchase contracts), and certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to December 31, 2019 of $45,217,437. The Company had working capital of $4,462,311 as of December 31, 2019. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended December 31, 2019 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers.” ASU 2014-09 is a comprehensive revenue recognition standard that superseded nearly all previous revenue recognition guidance under U.S. GAAP and replaced it with a principle-based approach for determining revenue recognition. Under ASU 2014-09, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has since issued ASU 2016-08, ASU 2016-10, ASU 2016-11, ASU 2016-12, and ASU 2016-20, all of which clarify certain implementation guidance within ASU 2014-09. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2017. The standard can be adopted either retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). The Company has reviewed ASU 2014-09 and using the full retrospective method has determined that its adoption has had no impact on its financial position, results of operations or cash flows. The Company adopted the provisions of this standard in the first quarter of fiscal 2018.

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. The Company evaluated the impact that the application of the new standard has on its consolidated financial statements and related disclosures, and determined that is should record a total lease liability of $431,363, with a corresponding right of use asset valued at $430,681. The Company adopted the provisions of this standard in the first quarter of fiscal 2019.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Inventory

As of December 31, 2019 and December 31, 2018, inventory consisted of raw materials and subassemblies to be used in the assembly of a TAEUS system. As of December 31, 2019, the Company had no orders pending for the sale of a TAEUS system. As of December 31, 2018, the Company took a full reserve against its available inventory of parts for its discontinued Nexus 128 system. As of December 31, 2019 and December 31, 2018, the Company had inventory valued at $113,442 and $59,444, respectively.

Note 4 – Fixed Assets

As of December 31, 2019 and December 31, 2018, fixed assets consisted of the following:

	December 31, 2019	December 31, 2018
Property, leasehold and capitalized software	$679,179	$679,179
TAEUS development and testing	43,596	--
Accumulated depreciation	(486,524)	(405,946)
Fixed assets, net	$236,251	$273,233

Depreciation expense for the years ended December 31, 2019 and 2018 was $80,577 and $68,316, respectively.

Note 5 – Accounts Payable and Accrued Liabilities

As of December 31, 2019 and December 31, 2018, current liabilities consisted of the following:

	December 31, 2019	December 31, 2018
Accounts payable	$1,278,431	$631,472
Accrued payroll	94,862	29,302
Accrued bonuses	295,794	263,497
Accrued employee benefits	5,750	27,804
Accrued interest	9,738	--
Insurance premium financing	23,950	22,508
Total	$1,708,525	$974,583

Note 6 – Convertible Notes

July 2019 Notes

On July 26, 2019 the Company conducted a private placement offering in which the Company sold senior secured convertible promissory notes (the “July 2019 Notes”) and warrants exercisable for shares of the Company’s common stock (the “July 2019 Warrants”) to accredited investors for a purchase price approximately $2.8 million. The purchase price covered the purchase of $2,587,895 aggregate principal amount of July 2019 Note and July 2019 Warrants exercisable for an aggregate of 1,736,843 shares of common stock. The net proceeds to the Company were approximately $2.5 million, after deducting placement agent fees and other offering expenses.

The Company sold the July 2019 Notes and July 2019 Warrants pursuant to a Securities Purchase Agreement, dated July 26, 2019, between the Company and each purchaser. The July 2019 Notes bear interest at a rate of 10% per annum until maturity on April 26, 2020. Interest is paid in arrears on the outstanding principal amount on the three month anniversary of the issuance of the July 2019 Notes, and each three month period thereafter, and finally on the maturity date. Holders of July 2019 Notes are entitled to convert principal and accrued, unpaid interest on the July 2019 Notes into shares of common stock. The July 2019 Notes are convertible into common stock at a conversion price per share equal to $1.49 and were initially convertible into 1,736,843 shares of common stock. The July 2019 Notes provide for customary events of default. In the case of an event of default, each noteholder may declare its July 2019 Note to be due and payable immediately without further action or notice. If an event of default occurs and is continuing, interest on the July 2019 Notes will automatically be increased to 18% until the default is cured.

Each July 2019 Warrants entitles the holder to purchase one share of common stock for an exercise price per share equal to $1.49. The July 2019 Warrants are exercisable for an aggregate of 1,736,843 shares of common stock commencing immediately upon issuance and expire July 26, 2022. The July 2019 Warrants provide for cashless exercise and customary anti-dilution protection. The terms of the Placement Agent Warrant (as defined below) are the same as those of the July 2019 Warrants.

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

The July 2019 Notes and July 2019 Warrants include embedded derivatives that require bifurcation from the host contract under the provisions of ASC 815-40, “Derivatives and Hedging.” The estimated fair value of the derivative warrant instruments was calculated using a Black-Scholes valuation model. At inception, the aggregate relative fair value of the 1,910,538 warrants issued to the investors and the Placement Agent in July 2019 was determined to be $1,993,714 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: (i) volatility rate of 111%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of three years. Out of such amount, $1,126,138 was recorded as debt discount upon issuance using allocation of proceeds. At the issuance of the July 2019 Notes, the effective conversion price was analyzed at $0.84 per share of common stock and the market price of the shares on the date of conversion was $1.54 per share. As a result, the Company recognized aggregate beneficial conversion features of $1,440,638. $1,147,257 was recorded as debt discount upon issuance of the July 2019 Notes using allocation of proceeds. As a result, the Company recorded a note discount of $2,587,895 to account for the funding cost of $314,500 and the relative fair values of the warrants’ and the notes’ beneficial conversion features, which will be amortized as interest over the terms of the warrants and the notes or in full upon exercise of the warrants and conversion of the notes. During the year ended December 31, 2019, the Company amortized $2,355,469 of such discount to interest expense, and the unamortized discount as of December 31, 2019 was $224,050.

On December 11, 2019, the Company completed an offering of its Series A Convertible Preferred Stock (“Series A Preferred Stock”), described below under Note 7. In connection with the offering, the Company retired $1,919,008 principal amount of the July 2019 Notes and $24,184 in accrued interest, which amounts were used by the noteholders to purchase 1,690.58 shares of Series A Preferred Stock. As of December 31, 2019, we had a total of $530,495 in principal amount of July 2019 Notes outstanding, unamortized debt discount of $232,426, for a net balance of $298,069 amount of the July 2019 Notes remained outstanding.

June 2018 Notes

On June 28, 2018, the Company conducted a private placement offering in which the Company sold $1,077,000 aggregate principal amount of senior secured convertible promissory notes (the “June 2018 Notes”) to accredited investors and National Securities Corporation, which served as placement agent in the offering. Certain of the Company’s officers and directors participated in the offering.

The June 2018 Notes when issued were convertible into shares of the Company’s common stock at a conversion price per share equal to the lesser of (a) the lowest per share price at which common stock was sold in a Qualified Financing (as defined below), less a discount of 20%, or (b) $2.016, but in any event no less than a conversion price floor of $1.40.

The June 2018 Notes bore interest at a rate of 10% per annum until maturity on December 31, 2018 (the “Maturity Date”). Interest was paid in arrears on the outstanding principal amount on the three month anniversary of the issuance of the June 2018 Notes and each three month period thereafter and on the Maturity Date or on the date of conversion in full of each such June 2018 Note. Pursuant to their terms, the principal amount of the June 2018 Notes were automatically converted into shares of common stock upon the consummation of a sale (or series of related sales) by the Company of common stock resulting in aggregate gross cash proceeds of at least $7.0 million, which occurred on November 13, 2018 upon the consummation of an underwritten public offering..

In addition, on June 28, 2018, the Company issued warrants exercisable for 267,113 shares of the Company’s common stock to accredited investors and issued to National Securities Corporation, which served as placement agent in the offering, and its designees warrants exercisable for 53,423 shares of common stock (collectively, the “June 2018 Warrants”). Each July 2018 Warrant entitles the holder to purchase one share of common stock for an exercise price per share equal to $2.52, which was the closing bid price for a share of common stock on the Nasdaq Capital Market on June 27, 2018. The July 2018 Warrants expire June 28, 2021. The fair value of these warrants was determined to be $587,541 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 99%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years. The value of the July 2018 Warrants of $587,541 was considered as debt discount upon issuance and is being amortized as interest over the term of the notes or in full upon the conversion of the corresponding notes. During year ended December 31, 2018, the Company amortized $587,541 of such discount to interest expense, and there was no unamortized discount as of December 31, 2018.

On September 12, 2018, the Company issued 24,801 shares of its common stock at an effective price of $2.02 per share to convert $50,000 principal amount of its outstanding June 2018 Notes. On November 13, 2018, the remaining outstanding principal amount of June 2018 Notes ($1,027,000) was converted into 611,314 shares of Company’s common stock at an effective price of $1.625 per share. Accrued interest of $40,085 was paid in full in cash.

Note 7 – Capital Stock

At December 31, 2019, the authorized capital of the Company consisted of 60,000,000 shares of capital stock, consisting of 50,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has allocated 10,000 shares of its preferred stock to Series A Preferred, 1,000 shares of its preferred stock to Series B Preferred, and the remainder of 9,989,000 remains Authorized but unallocated.

As of December 31, 2019, there were 8,421,401 shares of common stock, 6,338.490 shares of Series A Preferred Stock, 351.711 shares of Series B Preferred Stock issued and outstanding, and a dividend payable balance of $43,528. As of December 31, 2018, there were 7,422,642 shares of common stock and no preferred stock issued and outstanding.

During the year ended December 31, 2019, the Company issued 94,233 shares of its common stock upon the conversion of $140,406 principal amount of, and in respect of accrued interest on, July 2019 Notes.

During the year ended December 31, 2018, the Company issued 636,115 shares of common stock upon the conversion of $1,077,000 principal amount of June 2018 Notes.

December 2019 Offering of Series A Preferred Stock, Common Stock and Warrants

On December 11, 2019, the Company completed a private placement offering in which the Company sold 6,338.49 shares of its Series A Preferred Stock and 904,526 shares of its common stock, along with warrants (the “December 11, 2019 Warrants”) exercisable for an aggregate of 8,190,225 shares of common stock for approximately $7.9 million of gross proceeds. The offering was made pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), dated as of December 5, 2019, between the Company and the investors. Pursuant to the Purchase Agreement, each investor elected whether to receive shares of Series A Preferred Stock or shares of common stock in the Offering. The Company used approximately $1.9 million of the net proceeds from the offering to repay debt represented by July 2019 Notes and plans to use the remaining net proceeds for working capital and general corporate purposes.

In connection with the closing of the offering, the Company filed a Certificate of Designations of Series A Convertible Preferred Stock (the “Series A Certificate of Designations”) with the Secretary of State of the State of Delaware setting forth the rights and preferences of the Series A Preferred Stock. Each share of Series A Preferred Stock has a $1,000 issue price (the “Issue Price”). Dividends accrue on the Issue Price at a rate of 6.0% per annum and are payable to holders of Series A Preferred Stock as, when and if declared by the Company’s Board of Directors. Shares of Series A Preferred Stock, including accrued but unpaid dividends, are convertible into common stock at a conversion price of $0.87 per share. The conversion price is subject to proportional adjustment for certain transactions relating to the Company’s capital stock, including stock splits, stock dividends and similar transactions. Holders of shares of Series A Preferred Stock vote with the holders of common stock and are entitled to a number of votes equal to the number of shares of common stock into which such holder’s shares of Series A Preferred Stock are then convertible. Holders of Series A Preferred Stock are entitled to a liquidation preference in the event of any liquidation, dissolution or winding up of the Company based on their shares’ aggregate Issue Price and accrued and unpaid dividends thereon. Holders may convert their shares of Series A Preferred Stock into common stock at any time and the Company has the right to cause each holder to convert their shares of Series A Preferred Stock if at any time (i) the simple average of the daily volume-weighted average price of Common Stock for 10 consecutive trading days is greater than $1.74 (as adjusted for stock splits, stock dividends and similar transactions) and (ii) there is then an effective registration statement registering under the Securities Act of 1933, as amended (the “Securities Act”), the resale of the shares of common stock issuable upon such conversion of Series A Preferred Stock (the “Series A Forced Conversion Conditions”).

The simple average of the Daily VWAP (as defined in the Series A Certificate of Designations) for the 10 consecutive trading days from January 8, 2020 to January 22, 2020, inclusive, was $1.82, satisfying the first Forced Conversion Condition. On January 27, 2020, the SEC declared effective the Company’s Registration Statement on Form S-3 (File No. 333-235883) registering under the Securities Act the resale of the shares of common stock issuable upon the conversion of Series A Preferred Stock, shares of common stock issued in the offering, and shares of common stock issuable upon the exercise of December 11, 2019 Warrants and December 19, 2019 Warrants.

Each December 11, 2019 Warrant entitles the holder to purchase a share of common stock for an exercise price equal to $0.87. The December 11, 2019 Warrants are exercisable commencing immediately upon issuance and expire on the date five years after the date of issuance, unless earlier terminated pursuant to the terms of the December 11, 2019 Warrant. If, during the term of the December 11, 2019 Warrants, the Series A Forced Conversion Conditions are met, the Company may deliver notice thereof to the holders of the December 11, 2019 Warrants and, after a 30-day period following such notice, any unexercised December 11, 2019 Warrants will be forfeited. The December 11, 2019 Warrants provide for cashless exercise only if there is no effective registration statement registering under the Securities Act the resale of the shares of Common Stock issuable upon exercise of the December 11, 2019 Warrants. As described in the preceding paragraph, the Series A Forced Conversion Conditions have been met with respect to the December 11, 2019 Warrants.

 The Securities Purchase Agreement, dated December 5, 2019, includes customary representations, warranties and covenants. In connection with the offering, the Company paid to the placement agent a commission of 8.0% of the gross proceeds from the offering, will reimburse up to $35,000 of the placement agent’s documented expenses and issued to the placement agent and its designees warrants exercisable for an aggregate of 327,606 shares of Common Stock (the “Series A Placement Agent Warrant”). The terms of the Series A Placement Agent Warrant are the same as those of the December 11, 2019 Warrants.

Series A Preferred Stock Deemed Dividend, Beneficial Conversion Calculation

After factoring in the relative fair value of the warrants issued in conjunction with the Series A Preferred Stock, the effective conversion price is $0.45 per share, compared to the market price of $0.90 per share on the date of issuance. As a result, a $4,208,612 beneficial conversion feature was recorded as a deemed dividend in the consolidated statement of operations because the Series A Preferred Stock is immediately convertible, with a credit to additional paid-in capital. The relative fair value of the warrants issued with the Series A Preferred Stock of $2,766,941 was recorded as a reduction to the carrying amount of the preferred stock in the consolidated balance sheet. The value of the warrants was determined utilizing the binomial option pricing model using a term of 5 years, a volatility of 114%, a risk-free interest rate of 1.64%, a 6% rate of dividends, and a call multiple of 2.

December 2019 Offering of Series B Preferred Stock and Warrants

On December 19, 2019, the Company completed a private placement offering in which the Company sold 351.711 shares of its Series B Preferred Stock and warrants (the “December 19, 2019 Warrants”) exercisable for an aggregate of 426,316 shares of the Company’s common stock to the investors for approximately $405,000 of gross proceeds. The Company plans to use the net proceeds from the offering for working capital and general corporate purposes.

In connection with the closing of the offering, the Company filed a Certificate of Designations of Series B Convertible Preferred Stock (the “Series B Certificate of Designations”) with the Secretary of State of the State of Delaware setting forth the rights and preferences of the Series B Preferred Stock. The Series B Preferred Stock has substantially the same rights and preferences as the Series A Preferred Stock, except for a different conversion price and trading price of common stock at which the Series B Preferred Stock becomes subject to automatic conversion. Each share of Series B Preferred Stock has a $1,000 issue price (the “Issue Price”). Dividends accrue on the Issue Price at a rate of 6.0% per annum and are payable to holders of Preferred Stock as, when and if declared by the Company’s Board of Directors. Shares of Series B Preferred Stock, including accrued but unpaid dividends, are convertible into Common Stock at a conversion price of $0.99 per share of common stock. The conversion price is subject to proportional adjustment for certain transactions relating to the Company’s capital stock, including stock splits, stock dividends and similar transactions. Holders of shares of Series B Preferred Stock vote with the holders of common stock and are entitled to a number of votes equal to the number of shares of common stock into which such holder’s shares of Series A Preferred Stock are then convertible. Holders of Series B Preferred Stock are entitled to a liquidation preference in the event of any liquidation, dissolution or winding up of the Company based on their shares’ aggregate Issue Price and accrued and unpaid dividends. Such liquidation preference of Series B Preferred Stock holders is on a pari passu basis with holders of Series A Preferred Stock. Holders may convert their shares of Series B Preferred Stock into common stock at any time and the Company has the right to cause each holder to convert their shares of Series B Preferred Stock in the event that (i) the average of the daily volume-weighted average price of Common Stock over any 10 consecutive trading days is greater than $1.98 (as adjusted for stock splits, stock dividends and similar transactions) and (ii) there is then an effective registration statement registering under the Securities Act the resale of the shares of Common Stock issuable upon such conversion of Preferred Stock (together, the “Series B Forced Conversion Conditions”).

The average daily VWAP requirement of the Series B Forced Conversion Conditions relating to daily volume-weighted average price of our Common Stock has not yet been satisfied. On January 27, 2020, the SEC declared effective the Company’s Registration Statement on Form S-3 (File No. 333-235883) registering under the Securities Act the resale of the shares of common stock issuable upon the conversion of Series B Preferred Stock and upon the exercise of December 19, 2019 Warrants.

Each December 19, 2019 Warrant entitles the holder to purchase a share of common stock for an exercise price equal to $0.99. The December 19, 2019 Warrants are exercisable commencing immediately upon issuance and expire on the date five years after the date of issuance, unless earlier terminated pursuant to the terms of the December 19, 2019 Warrant. If, during the term of the December 19, 2019 Warrants, the Series B Forced Conversion Conditions are met, the Company may deliver notice thereof to the holders of the December 19, 2019 Warrants and, after a 30-day period following such notice, any unexercised December 19, 2019 Warrants will be forfeited. The December 19, 2019 Warrants provide for cashless exercise in the event there is no effective registration statement registering under the Securities Act the resale of the shares of common stock issuable upon exercise of such December 19, 2019 Warrants.

The Securities Purchase Agreement, dated December 19, 2019, includes customary representations, warranties and covenants. In connection with the closing of the offering, the Company paid to the placement agent in the offering a commission of approximately 8.0% of the gross proceeds from the offering and issued to the placement agent and its designees warrants exercisable for an aggregate of 14,211 shares of common stock (the “Series B Placement Agent Warrant”). The terms of the Series B Placement Agent Warrant are the same as those of the Warrants.

Series B Preferred Stock Deemed Dividend, Beneficial Conversion Calculation

After factoring in the relative fair value of the warrants issued in conjunction with the Series B Preferred Stock, the effective conversion price is $0.03 per share, compared to the market price of $1.36 per share on the date of issuance. As a result, a $11,165 beneficial conversion feature was recorded as a deemed dividend in the consolidated statement of operations because the Series A Preferred Stock is immediately convertible, with a credit to additional paid-in capital. The relative fair value of the warrants issued with the Series A Preferred Stock of $364,355 was recorded as a reduction to the carrying amount of the preferred stock in the consolidated balance sheet. The value of the warrants was determined utilizing the binomial option pricing model using a term of 5 years, a volatility of 118%, a risk-free interest rate of 1.75%, a 0% rate of dividends, and a call multiple of 2.

October 2018 Offering of Common Stock

On October 11, 2018, the Company entered into an underwriting agreement with National Securities Corporation (the “Underwriter”), relating to an underwritten public offering for the issuance and sale of 1,477,750 shares of the Company’s common stock, which amount includes the Underwriter's option to purchase up to an additional 192,750 shares of common stock to cover over-allotments. The Underwriter exercised in full its option to purchase the additional over-allotment shares on October 12, 2018. The offering, including the issuance of the shares of common stock sold pursuant to the Underwriter's over-allotment option, closed on October 15, 2018. The net proceeds to the Company from the offering were approximately $2.7 million, after deducting underwriting discounts and commissions, and other offering expenses. The common stock was offered to the public at $2.10 per share.

November 2018 Offering of Common Stock

On November 8, 2018, the Company entered into an underwriting agreement with the Underwriter relating to an underwritten public offering for the issuance and sale of 1,385,750 shares of the Company’s common stock, which amount includes the Underwriter’s option to purchase up to an additional 180,750 shares of common stock to cover over-allotments. The Underwriter exercised in full its option to purchase the additional over-allotment shares on November 9, 2018. The common stock was offered to the public at $3.90 per share.

Note 8 – Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the 2016 Omnibus Incentive Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the year ended December 31, 2019 was determined to be $2,377,537 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 103% to 124%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 7 to 10 years. A summary of option activity under the Company’s stock options as of December 31, 2019, and changes during the year then ended is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2018	1,272,911	$4.56	6.31
Granted	2,257,473	1.13	9.81
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(81,065)	-	-
Balance outstanding at December 31, 2019	3,449,319	$2.32	8.26
Exercisable at December 31, 2019	756,550	$5.02	5.03

Note 9 – Common Stock Warrants

On July 26, 2019, the Company conducted a private placement offering in which the Company issued 1,736,853 warrants to purchase shares of common stock for an exercise price per share equal to $1.49. The warrants expire July 26, 2022. The Company also issued to the placement agent and its designees warrants exercisable for an aggregate of 173,685 shares of common stock. The fair value of these warrants was determined to be $1,993,714 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 111%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 3 years.

On December 11, 2019, the Company conducted a private placement offering in which the Company issued 8,190,225 warrants to purchase shares of common stock for an exercise price per share equal to $0.87. The warrants expire December 11, 2024. The Company also issued to the placement agent and its designees warrants exercisable for an aggregate of 327,606 shares of common stock. See “December 2019 Offering of Series A Preferred Stock, Common Stock and Warrants” under Note 6.

On December 19, 2019, the Company conducted a private placement offering in which the Company issued 426,316 warrants to purchase shares of common stock for an exercise price per share equal to $0.99. The warrants expire December 19, 2024. The Company also issued to the placement agent and its designees warrants exercisable for an aggregate of 14,211 shares of common stock. See “December 2019 Offering of Series B Preferred Stock, Common Stock and Warrants” under Note 6.

The following table summarizes all stock warrant activity of the Company for the year ended December 31, 2019:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2018	2,628,028	$6.32	3.17
Granted	10,868,896	0.98	3.00
Exercised	-	-	-
Forfeited	-		-
Expired	-	-	-
Balance outstanding at December 31, 2019	13,496,924	$2.02	4.07
Exercisable at December 31, 2019	13,496,924	$2.02	4.07

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically do not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at December 31, 2019 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 4.92 years.

As of December 31, 2019, the maturities of operating lease liabilities are as follows:

Operating Lease
2020	$98,790
2021	101,752
2022	104,793
2023	107,954
2024 and beyond	111,192
Total	$524,481
Less: amount representing interest	(115,476)
Present value of future minimum lease payments	409,005
Less: current obligations under leases	66,193
Long-term lease obligations	$342,812

For the years ended December 31, 2019 and 2018, the Company incurred rent expenses of $105,514 and $104,805, respectively.

Employment and Consulting Agreements

Francois Michelon  – Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Francois Michelon, the Company’s Chief Executive Officer and Chairman of the board of directors. The initial term of the employment agreement runs through December 31, 2019 and continues on a year-to-year basis thereafter. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-K was $355,350. Under the employment agreement, Mr. Michelon is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Pursuant to Mr. Michelon’s employment agreement, in connection with the closing of the Company’s initial public offering he was granted options to purchase an aggregate 339,270 shares of common stock. The options have a weighted average exercise price of $4.96 per share of common stock and vest in three equal annual installments beginning on May 12, 2018. Upon termination without cause, any portion of Mr. Michelon’s options scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the options will automatically vest. Upon termination for any other reason, the entire unvested portion of the options will terminate.

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

On December 27, 2019, the Company entered into an amendment to Mr. Michelon’s employment agreement to provide that (i) Mr. Michelon’s employment with the Company will continue until terminated under the terms the employment agreements, and (ii) Mr. Michelon will each receive certain payments if he is terminated by the Company without Cause (as defined in the employment agreement amendment) or for Good Reason (as defined in the employment agreement amendment).

 Michael Thornton  – Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Michael Thornton, the Company’s Chief Technology Officer. The initial term of the employment agreement runs through December 31, 2019 and continues on a year-to-year basis thereafter. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-K was $267,800. Under the employment agreement, Mr. Thornton is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Pursuant to Mr. Thornton’s employment agreement, in connection with the closing of the Company’s initial public offering he was granted options to purchase an aggregate 345,298 shares of common stock. The options have a weighted average exercise price of $4.96 per share of common stock and vest in three equal annual installments beginning on May 12, 2018. Upon termination without cause, any portion of Mr. Thornton’s option scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the options will automatically vest. Upon termination for any other reason, the entire unvested portion of the options will terminate.

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

On December 27, 2019, the Company entered into an amendment to Mr. Thornton’s employment agreement to provide that (i) Mr. Thornton’s employment with the Company will continue until terminated under the terms the employment agreements, and (ii) Mr. Thornton will each receive certain payments if he is terminated by the Company without Cause (as defined in the employment agreement amendment) or for Good Reason (as defined in the employment agreement amendment).

David Wells  – On May 12, 2017, the Company entered into a consulting agreement with StoryCorp Consulting (“StoryCorp”), pursuant to which David Wells provided services to the Company as its Chief Financial Officer. Pursuant to the consulting agreement, the Company paid to StoryCorp a monthly fee of $9,000, and in May 2018 this monthly fee was increased to $9,540. Additionally, pursuant to the consulting agreement, the Company granted to Mr. Wells a stock option to purchase 15,000 shares of common stock in connection with the closing of the Company’s initial public offering, having an exercise price per share equal to $5.00 and vesting in twelve equal quarterly installments, and, for so long as the consulting agreement was in place, granted to Mr. Wells a stock option to purchase the same number of shares of common stock with the same terms on each annual anniversary of the date of the consulting agreement. In May 2018, the annual stock option amount was increased and on December 13, 2018, Mr. Wells was granted options to purchase an additional 35,000 shares of common stock.

On May 13, 2019, the Company entered into an employment agreement with David Wells that supersedes the consulting agreement between the Company and StoryCorp. The employment agreement provides for an annual base salary of $230,000 and eligibility for an annual cash bonus to be paid based on attainment of Company and individual performance objectives to be established by the Company’s board of directors (in 2019, the amount of such cash bonus if all goals were achieved would be 30% of the base salary plus base fees paid to StoryCorp under the consulting agreement). The employment agreement also provides for eligibility to receive benefits substantially similar to those of the Company’s other senior executive officers.

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

Note 11 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2019 and 2018 are summarized below.

	2019	2018
Net operating loss carryforward	$(8,106,070)	$(7,062,038)
Stock based compensation	--	40,671
Fair value of options	378,614	424,368
Total deferred tax assets	(7,727,457)	(6,596,999)
Valuation allowance	$7,727,457	$6,596,999
Net deferred tax asset	$-	$-

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2019 and 2018, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

The Company has not completed its evaluation of net operating loss (“NOL”) utilization limitations under Internal Revenue Code, as amended (the “Code”), Section 382/383, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited as to the amount that could be utilized each year, or possibly eliminate, based on the Code, as amended.

No federal or state/local tax provision has been provided for the years ended December 31, 2019 and 2018 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2019 and 2018.

	2019	2018
U.S. federal statutory income tax	-21.00%	-21.00%
State tax, net of federal tax benefit	-5.80%	-5.80%
Stock based compensation	0.00%	0.00%
Change in valuation allowance	26.80%	26.80%
Effective tax rate	0.00%	0.00%

At December 31, 2019, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $28.8 million, which, if not utilized earlier, expire through 2039.

ENDRA Life Sciences Canada Inc., the Company’s wholly-owned subsidiary which was incorporated in 2017, is subject to income taxes in the jurisdictions in which it operates, Canada, at a current rate of approximately 26.6 percent for 2019. Significant judgment is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The Company recognizes liabilities for anticipated tax audit issues based on its current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

ENDRA Life Sciences Canada Inc.’s operations were not material for tax purposes as of December 31, 2019 and 2018 and therefore the entity had no significant impact on the year-end 2019 and 2018 tax provision. Generally, all expenses relating to research & development that are incurred in Canada are the responsibility and owned by the United States parent company, since it is the owner of all of the Company’s intangibles.

Note 12 – Subsequent Events

Conversion of July 2019 Notes

From time to time subsequent to the period ending December 31, 2019 until the date of this Annual Report, the Company, at the request of holders of certain July 2019 Notes, converted approximately $493,800 of the July 2019 Notes and issued approximately 331,442 shares of common stock.

Conversion of Series A Preferred Stock and Series B Preferred Stock

From time to time subsequent to the period ending December 31, 2019 until the date of this Annual Report, the Company, at the request of holders of certain shares of Series A Preferred Stock and Series B Preferred Stock, converted an aggregate of 3,872.999 shares of Series A Preferred Stock and 231.736 shares of Series B Preferred Stock, including accrued but unpaid dividends on such shares, into an aggregate of 4,685,181 shares of common stock.

Exercise of Warrants

From time to time subsequent to the period ending December 31, 2019 until the date of this Annual Report, the Company, at the request of holders of certain warrants received in the Series A Preferred Stock transaction, received approximately $39,238 in proceeds from the exercise of warrants, and issued approximately 45,101 shares of common stock.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2019, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, as described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness as of December 31, 2019: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting. Because of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2019. During the year ended December 31, 2019 the Company began drafting certain documents which outline operating procedures which it intends to adopt during the current year. The Company also engaged on a project basis an outside firm with expertise in the area of proper controls and procedures.

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

The additional hiring is contingent upon our efforts to obtain additional funding and the results of our operations. Management intends to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control of Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2020 annual meeting of stockholders to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the Company’s fiscal year ended December 31, 2019.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2020 annual meeting of stockholders to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the Company’s fiscal year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2020 annual meeting of stockholders to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the Company’s fiscal year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2020 annual meeting of stockholders to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the Company’s fiscal year ended December 31, 2019.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2020 annual meeting of stockholders to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the Company’s fiscal year ended December 31, 2019.

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

3. Exhibits

The following is a list of exhibits filed as part of this Annual Report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company		8-K	3.2	05/12/17
3.2	Amended and Restated Bylaws of the Company		S-1	3.4	12/06/16
4.1	Specimen Certificate representing shares of common stock of the Company		S-1	4.1	11/21/16
4.2	Form of Warrant Agreement and Warrant comprising a part of the Company’s units issued in its 2017 initial public offering		S-1	4.2	11/21/16
4.3	Form of Underwriters’ Warrant issued to certain designees of the underwriters in the Company’s 2017 initial public offering		S-1	4.3	11/21/16
4.4	Form of Warrant issued in June 2018 Private Placement		8-K	4.2	07/02/18
4.5	Form of Underwriters’ Warrant issued to certain designees of the underwriters in the Company’s October 2018 offering		10-Q	4.6	11/05/18
4.6	Form of Convertible Promissory Note issued in July 2019 Private Placement		8-K	4.1	07/29/19
4.7	Form of Warrant issued in July 2019 Private Placement		8-K	4.2	07/29/19
4.8	Certificate of Designations of Series A Convertible Preferred Stock		8-K	4.1	12/11/19
4.9	Form of Warrant issued in December 2019 Series A Convertible Preferred Stock Offering		8-K	4.2	12/11/19
4.10	Certificate of Designations of Series B Convertible Preferred Stock		8-K	4.1	12/26/19
4.11	Form of Warrant issued in December 2019 Series B Convertible Preferred Stock Offering		8-K	4.2	12/26/19
4.12	Description of Securities	X
10.1	ENDRA Life Sciences Inc. 2016 Omnibus Incentive Plan *		S-1	10.4	12/06/16
10.2	First Amendment to ENDRA Life Sciences Inc. 2016 Omnibus Incentive Plan*		DEF 14A	Appx. A	05/10/18
10.3	Form of Stock Option Award under 2016 Omnibus Incentive Plan*		S-1	10.5	12/06/16
10.4	Form of Restricted Stock Unit Award under 2016 Omnibus Incentive Plan*		S-1	10.6	12/06/16
10.5	Non-Employee Director Compensation Policy*		10-Q	10.1	05/19/19
10.6	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers*	S-1	10.8	11/21/16
10.7	Amended and Restated Employment Agreement, dated May 12, 2017, by and between the Company and Francois Michelon*	8-K	10.1	05/12/17
10.8	First Amendment to Employment Agreement, dated December 27, 2019, by and between the Company and Francois Michelon*	8-K	10.1	12/27/19
10.9	Amended and Restated Employment Agreement, dated May 12, 2017, by and between the Company and Michael Thornton*	8-K	10.2	05/12/17
10.10	First Amendment to Employment Agreement, dated December 27, 2019, by and between the Company and Michael Thornton*	8-K	10.2	12/27/19
10.11	Collaborative Research Agreement, dated April 22, 2016, by and between the Company and General Electric Company	S-1	10.17	11/21/16
10.12	Amendment to Collaborative Research Agreement, dated April 21, 2017, by and between the Company and General Electric Company	S-1	10.21	05/03/17
10.13	Amendment 2 to Collaborative Research Agreement, dated January 30, 2018, by and between the Company and General Electric Company	8-K	10.1	01/30/18

10.14	Amendment 3 to Collaborative Research Agreement, dated January 13, 2020, by and between the Company and General Electric Company		8-K	10.1	01/15/20
10.15	Gross Lease, dated January 1, 2015, between the Company and Green Court LLC		S-1	10.18	11/21/16
10.16	Amendment to Gross Lease, dated October 10, 2017, by and between the Company and Green Court LLC		10-Q	10.2	05/15/18
10.17	Sublicense Agreement, dated August 2, 2007, by and between the Company and Optosonics, Inc.		S-1	10.19	11/21/16
10.18	Amendment to Sublicense Agreement, dated January 18, 2011, by and between the Company and Optosonics, Inc.		S-1	10.20	11/21/16
10.19	Master Services Agreement, dated October 24, 2017, by and between the Company and CriTech Research, Inc.		10-K	10.15	03/20/18
10.20	Consulting Agreement, dated October 31, 2017, by and between the Company and StarFish Product Engineering, Inc.		10-K	10.16	03/20/18
10.21	Form of Securities Purchase Agreement from June 2018 Private Placement, dated June 28, 2018		8-K	10.1	07/02/18
10.22	Form of Registration Rights Agreement from June 2018 Private Placement, dated June 28, 2018		8-K	10.2	07/02/18
10.23	Form of Security Agreement from June 2018 Private Placement, dated June 28, 2018		8-K	10.3	07/02/18
10.24	Employment Agreement, dated May 13, 2019, by and between the Company and David Wells*		10-Q	10.2	05/14/19
10.25	Employment Agreement, dated April 20, 2019, by and between the Company and Renaud Maloberti*		10-Q	10.2	08/08/19
10.26	Form of Securities Purchase Agreement from July 2019 Private Placement, dated July 26, 2019		8-K	10.1	07/29/19
10.27	Form of Registration Rights Agreement from July 2019 Private Placement, dated July 26, 2019		8-K	10.2	07/29/19
10.28	Form of Security Agreement from July 2019 Private Placement, dated July 26, 2019		8-K	10.3	07/29/19
10.29	Form of Securities Purchase Agreement from December 2019 Series A Convertible Preferred Stock Offering, dated December 5, 2019		8-K	10.1	12/11/19
10.30	Form of Registration Rights from December 2019 Series A Convertible Preferred Stock Offering, dated December 5, 2019		8-K	10.2	12/11/19
10.31	Form of Securities Purchase Agreement from December 2019 Series B Convertible Preferred Stock Offering, dated December 19, 2019		8-K	10.1	12/26/19
10.32	Form of Registration Rights from December 2019 Series B Convertible Preferred Stock Offering, dated December 19, 2019		8-K	10.2	12/26/19
21.1	Subsidiaries of the Company	X
23.1	Consent of RBSM LLP, Independent Registered Public Accounting Firm (with respect to Form S-3)	X
23.2	Consent of RBSM LLP, Independent Registered Public Accounting Firm (with respect to Form S-8)	X
24.1	Power of Attorney (included on signature page)	X
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

* Indicates management compensatory plan, contract or arrangement.

Item 19. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDRA Life Sciences Inc.

Dated: March 26, 2020	By:	/s/ Francois Michelon
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

Signatures	Title	Date

/s/ Francois Michelon	Chief Executive Officer and Director (Principal Executive Officer)	March 26, 2020
Francois Michelon

/s/ David Wells	Chief Financial Officer (Principal Financial and Accounting Officer)	March 26, 2020
David Wells

/s/ Anthony DiGiandomenico	Director	March 26, 2020
Anthony DiGiandomenico

/s/ Michael Harsh	Director	March 26, 2020
Michael Harsh

/s/ Alexander Tokman	Director	March 26, 2020
Alexander Tokman