Form 10-Q
period 2020-03-31
ENDRA Life Sciences Inc.
filed 2020-05-14
CIK 1681682

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of May 14, 2020, there were 14,504,764 shares of our common stock, par value $0.0001 per share, outstanding.

ENDRA LIFE SCIENCES INC.
FORM 10-Q
FOR THE THREE MONTHS ENDED MARCH 31, 2020

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
ENDRA Life Sciences Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
Assets	2020	2019
Assets	(unaudited)
Cash	$3,102,728	$6,174,207
Prepaid expenses	373,254	116,749
Inventory	174,935	113,442
Other current assets	121,951	130,701
Total Current Assets	3,772,868	6,535,099
Other Assets
Fixed assets, net	237,015	236,251
Right of use assets	389,004	404,919
Total Assets	$4,398,887	$7,176,269

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,444,035	$1,708,525
Convertible notes payable, net of discount	38,402	298,069
Lease liabilities, current portion	68,608	66,193
Total Current Liabilities	1,551,045	2,072,787

Long Term Debt
Lease liabilities	325,804	342,812
Total Long Term Debt	325,804	342,812

Total Liabilities	1,876,849	2,415,599

Stockholders’ Equity
Preferred stock series A, $0.0001 par value; 10,000 shares authorized; 2,441.92 shares issued and outstanding	1	1
Preferred stock series B, $0.0001 par value; 1,000 shares authorized; 121.58 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 50,000,000 shares authorized; 13,553,005 and 8,421,401shares issued and outstanding	1,355	842
Additional paid in capital	50,982,080	49,933,736
Stock payable	78,836	43,528
Accumulated deficit	(48,540,234)	(45,217,437)
Total Stockholders’ Equity	2,522,038	4,760,670
Total Liabilities and Stockholders’ Equity	$4,398,887	$7,176,269
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019
Operating Expenses
Research and development	$1,518,146	$1,773,498
Sales and marketing	114,955	56,818
General and administrative	1,467,745	916,903
Total operating expenses	3,100,846	2,747,219

Operating loss	(3,100,846)	(2,747,219)

Other Expenses
Amortization of debt discount	(228,568)	-
Other income (expense)	6,617	(1,517)
Total other expenses	(221,951)	(1,517)

Loss from operations before income taxes	(3,322,797)	(2,748,736)

Provision for income taxes	-	-

Net Loss	$(3,322,797)	$(2,748,736)

Net loss per share – basic and diluted	$(0.29)	$(0.37)

Weighted average common shares – basic and diluted	11,508,843	7,422,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

Three Months Ended March 31, 2019	Series A Convertible		Series B Convertible
	Preferred Stock		Preferred Stock		Common stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Stock Payable	Accumulated Deficit	Total Stockholders' Equity
Balance as of December 31, 2018	-	$-	-	$-	7,422,642	$742	$33,939,162	$-	$(27,691,696)	$6,248,208
Fair value of vested stock options	-	-	-	-	-	-	302,268	-	-	302,268
Net loss	-	-	-	-	-	-	-	-	(2,748,736)	(2,748,736)
Balance as of March 31, 2019	-	$-	-	$-	7,422,642	$742	$34,241,430	$-	$(30,440,432)	$3,801,740

Three Months Ended March 31, 2020	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2019	6,338.490	$1	351.711	$-	8,421,401	$842	$49,933,736	$43,528	$(45,217,437)	$4,760,670
Series A Convertible Preferred Stock converted to common stock	(3,896.570)	-	-	-	4,520,982	452	37,471	(37,923)	-	-
Series B Convertible Preferred Stock converted to common stock	-	-	(230.133)	-	234,080	23	811	(835)	-	-
Common stock issued for note conversions	-	-	-	-	331,441	33	493,814	-	-	493,847
Common stock issued for warrant exercise	-	-	-	-	45,101	5	39,233	-	-	39,238
Fair value of vested stock options	-	-	-	-	-	-	511,080	-	-	511,080
Stock to be issued, Preferred Dividend	-	-	-	-	-	-	(34,066)	34,066	-	-
Stock to be issued, Consultant	-	-	-	-	-	-	-	40,000	-	40,000
Net loss	-	-	-	-	-	-	-	-	(3,322,797)	(3,322,797)
Balance as of March 31, 2020	2,441.920	$1	121.578	$-	13,553,005	$1,355	$50,982,080	$78,836	$(48,540,234)	$2,522,038

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(3,322,797)	$(2,748,736)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,586	19,632
Common stock, options and warrants issued for services	511,080	302,268
Amortization of debt discount	228,568	-
Amortization of right of use assets	15,915	-
Stock payable for investor relations	40,000	-
Changes in operating assets and liabilities:
Decrease (increase) in prepaid expenses	(256,505)	40,354
Decrease in lease liability	(14,593)	-
Increase in inventory	(61,493)	(14,831)
Increase in other asset	8,750	-
Increase in accounts payable and accrued liabilities	(256,878)	(139,349)
Net cash used in operating activities	(3,088,367)	(2,540,662)

Cash Flows from Investing Activities
Purchases of fixed assets	(22,350)	(5,239)
Net cash used in investing activities	(22,350)	(5,239)

Cash Flows from Financing Activities
Proceeds from warrant exercise	39,238	-
Net cash provided by financing activities	39,238	-

Net decrease in cash	(3,071,479)	(2,545,901)

Cash, beginning of period	6,174,207	6,471,375

Cash, end of period	$3,102,728	$3,925,474

Supplemental disclosures of cash items
Interest paid	$1,920	$-
Income tax paid	$-	$-

Supplemental disclosures of non-cash items
Conversion of convertible notes and accrued interest	$493,814	$-
Conversion of Series A Convertible Preferred Stock	$(452)	$-
Conversion of Series B Convertible Preferred Stock	$(23)	$-
Stock dividend payable	$34,066	$-
Right of use asset	$389,004	$-
Lease liability	$394,412	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2020 and 2019
(Unaudited)

Note 1 – Nature of the Business

ENDRA Life Sciences Inc. (“ENDRA” or the “Company”) has developed and is continuing to develop technology for increasing the capabilities of clinical diagnostic ultrasound, to broaden patient access to the safe diagnosis and treatment of a number of significant medical conditions in circumstances where expensive X-ray computed tomography (“CT”) and magnetic resonance imaging (“MRI”) technology is unavailable or impractical.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020. The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in ENDRA Life Sciences Inc. annual financial statements for the twelve months ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2020.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of March 31, 2020 and December 31, 2019, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the three months ended March 31, 2020 and 2019, the Company incurred $1,518,146 and $1,773,498 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 19,992,774 and 24,949,725 potentially dilutive shares, which include shares of common stock issuable upon the exercise or conversion of outstanding preferred stock, stock options, warrants, and convertible notes, as of March 31, 2020 and December 31, 2019, respectively.

The potentially dilutive shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	March 31, 2020	December 31, 2019
Options to purchase common stock	3,579,737	3,449,319
Warrants to purchase common stock	13,451,823	13,496,924
Shares issuable upon conversion of notes	31,603	362,568
Shares issuable upon conversion of Series A Preferred Stock	2,806,805	7,285,651
Shares issuable upon conversion of Series B Preferred Stock	122,806	355,263
Potentially dilutive shares excluded	19,992,774	24,949,725

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

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other share-based awards to its employees, consultants and non-employee members of the board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2020, the pool of shares issuable under the Omnibus Plan automatically increased by 3,202,280 shares from 2,649,378 shares to 5,861,658. As of March 31, 2020, there were 2,281,921 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Beneficial Conversion Feature

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value on the date of issuance, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20 “Debt with Conversion and Other Options.” In those circumstances, the convertible debt is recorded net of the discount related to the BCF and the Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

If the Company determines the instrument meets the guidance under ASC Topic 480, the instrument is accounted for as a liability with a respective debt discount. The Company has previously recorded debt discounts in connection with raising funds through the issuance of promissory notes. These costs are amortized to noncash interest expense over the life of the debt. If a conversion of the underlying debt occurs, a proportionate share of the unamortized amounts is immediately expensed. See Note 6, Convertible Notes, for further discussion on the Company’s accounting treatment for the convertible notes.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to March 31, 2020 of $48,540,234. The Company had working capital of $2,221,823 as of March 31, 2020. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended March 31, 2020 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. As described further below under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” the COVID-19 pandemic has impacted our business operations to some extent and is expected to continue to do so and, in light of the effect of such pandemic on financial markets, these impacts may include reduced access to capital. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases.” ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. The Company evaluated the impact that the application of the new standard has on its consolidated financial statements and related disclosures, and determined that it should record a total lease liability of $431,363, with a corresponding right of use asset valued at $430,681. The Company adopted the provisions of this standard in the first quarter of fiscal 2019.

Other recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Inventory

As of March 31, 2020 and December 31, 2019, inventory consisted of raw materials and subassemblies to be used in the assembly of a TAEUS system. As of March 31, 2020, the Company had no orders pending for the sale of a TAEUS system. As of March 31, 2020 and December 31, 2019, the Company had inventory valued at $174,935 and $113,442, respectively.

Note 4 – Fixed Assets

As of March 31, 2020 and December 31, 2019, fixed assets consisted of the following:

	March 31, 2020	December 31, 2019
Property, leasehold and capitalized software	$684,418	$679,179
TAEUS development and testing	60,708	43,596
Accumulated depreciation	(508,111)	(486,524)
Fixed assets, net	$237,015	$236,251

Depreciation expense for the three months ended March 31, 2020 and 2019 was $21,586 and $19,632, respectively.

Note 5 – Accounts Payable and Accrued Liabilities

As of March 31, 2020 and December 31, 2019, current liabilities consisted of the following:

	March 31, 2020	December 31, 2019
Accounts payable	$1,240,687	$1,278,431
Accrued payroll	95,656	94,862
Accrued bonuses	97,114	295,794
Accrued employee benefits	5,750	5,750
Accrued interest	4,828	9,738
Insurance premium financing	-	23,950
Total	$1,444,035	$1,708,525

Note 6 – Convertible Notes

July 2019 Notes

On July 26, 2019 the Company conducted a private placement offering in which the Company sold senior secured convertible promissory notes (the “July 2019 Notes”) and warrants exercisable for shares of the Company’s common stock (the “July 2019 Warrants”) to accredited investors for a purchase price approximately $2.8 million. The purchase price covered the purchase of $2,587,895 aggregate principal amount of July 2019 Notes and July 2019 Warrants exercisable for an aggregate of 1,736,843 shares of common stock. The net proceeds to the Company were approximately $2.5 million, after deducting placement agent fees and other offering expenses.

The Company sold the July 2019 Notes and July 2019 Warrants pursuant to a Securities Purchase Agreement, dated July 26, 2019, between the Company and each purchaser. The July 2019 Notes bore interest at a rate of 10% per annum until maturity on April 26, 2020. Interest was paid in arrears on the outstanding principal amount on the three month anniversary of the issuance of the July 2019 Notes, and each three month period thereafter, and finally on the maturity date. Holders of July 2019 Notes were entitled to convert principal and accrued, unpaid interest on the July 2019 Notes into shares of common stock. The July 2019 Notes were convertible into common stock at a conversion price per share equal to $1.49 and were initially convertible into 1,736,843 shares of common stock.

Each July 2019 Warrant entitles the holder to purchase one share of common stock for an exercise price per share equal to $1.49. The July 2019 Warrants are exercisable for an aggregate of 1,736,843 shares of common stock commencing immediately upon issuance and expire July 26, 2022. The July 2019 Warrants provide for cashless exercise and customary anti-dilution protection. The terms of the Placement Agent Warrant (as defined below) are the same as those of the July 2019 Warrants.

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

The July 2019 Notes and July 2019 Warrants include embedded derivatives that require bifurcation from the host contract under the provisions of ASC 815-40, “Derivatives and Hedging.” The estimated fair value of the derivative warrant instruments was calculated using a Black-Scholes valuation model. At inception, the aggregate relative fair value of the 1,910,538 warrants issued to the investors and the Placement Agent in July 2019 was determined to be $1,993,714 using the Black-Scholes-Merton Option Pricing model with the following average assumptions: (i) volatility rate of 111%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of three years. Out of such amount, $1,126,138 was recorded as debt discount upon issuance using allocation of proceeds. At the issuance of the July 2019 Notes, the effective conversion price was analyzed at $0.84 per share of common stock and the market price of the shares on the date of conversion was $1.54 per share. As a result, the Company recognized aggregate beneficial conversion features of $1,440,638. $1,147,257 was recorded as debt discount upon issuance of the July 2019 Notes using allocation of proceeds. As a result, the Company recorded a note discount of $2,587,895 to account for the funding cost of $314,500 and the relative fair values of the warrants’ and the notes’ beneficial conversion features, which will be amortized as interest over the terms of the warrants and the notes or in full upon exercise of the warrants and conversion of the notes. During the three months ended March 31, 2020, the Company amortized $228,568 of such discount to interest expense, and the unamortized discount as of March 31, 2020 was $3,858.

On December 11, 2019, the Company completed an offering of its Series A Convertible Preferred Stock (“Series A Preferred Stock”), described below under Note 7. In connection with the offering, the Company retired $1,919,008 aggregate principal amount of the July 2019 Notes and $24,184 in accrued interest, which amounts were used by the noteholders to purchase an aggregate of 1,690.58 shares of Series A Preferred Stock.

As of March 31, 2020, the Company had a total of $42,260 in principal amount of July 2019 Notes outstanding, and unamortized debt discount of $3,858, for a net balance of $38,402 amount of the July 2019 Notes remaining outstanding.

Note 7 – Capital Stock

At March 31, 2020, the authorized capital of the Company consisted of 60,000,000 shares of capital stock, consisting of 50,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock and 1,000 shares of its preferred stock as Series B Preferred Stock, and the remainder of 9,989,000 shares remain authorized but undesignated.

As of March 31, 2020, there were 13,553,005 shares of common stock, 2,441.92 shares of Series A Preferred Stock, and 121.578 shares of Series B Preferred Stock issued and outstanding, and a stock payable balance of $78,836.

During the three months ended March 31, 2020, the Company issued 4,520,982 shares of its common stock upon the conversion of 3,896.570 shares of its Series A Preferred Stock, and 234,080 shares of its common stock upon the conversion of 230.133 shares of its Series B Preferred Stock.

During the three months ended March 31, 2020, the Company issued 331,441 shares of its common stock upon the conversion of $493,847 principal amount of, and in respect of accrued interest on, July 2019 Notes.

During the three months ended March 31, 2020, the Company issued 45,101 shares of its common stock upon warrant exercises valued at $39,238.

December 2019 Offering of Series A Preferred Stock, Common Stock and Warrants

On December 11, 2019, the Company completed a private placement offering in which the Company sold 6,338.49 shares of its Series A Preferred Stock and 904,526 shares of its common stock, along with warrants (the “December 11, 2019 Warrants”) exercisable for an aggregate of 8,190,225 shares of common stock, for approximately $7.9 million of gross proceeds. The offering was made pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), dated as of December 5, 2019, between the Company and the investors. Pursuant to the Purchase Agreement, each investor elected whether to receive shares of Series A Preferred Stock or shares of common stock in the offering. The Company used approximately $1.9 million of the net proceeds from the offering to repay debt represented by July 2019 Notes and plans to use the remaining net proceeds for working capital and general corporate purposes.

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

The simple average of the Daily VWAP (as defined in the Series A Certificate of Designations) for the 10 consecutive trading days from January 8, 2020 to January 22, 2020, inclusive, was $1.82, satisfying the first Forced Conversion Condition. On January 27, 2020, the SEC declared effective the Company’s Registration Statement on Form S-3 (File No. 333-235883) registering under the Securities Act the resale of the shares of common stock issuable upon the conversion of Series A Preferred Stock, shares of common stock issued in the offering, and shares of common stock issuable upon the exercise of December 11, 2019 Warrants and December 11, 2019 Warrants.

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

Series B Preferred Stock Deemed Dividend, Beneficial Conversion Calculation

After factoring in the relative fair value of the warrants issued in conjunction with the Series B Preferred Stock, the effective conversion price is $0.03 per share, compared to the market price of $1.36 per share on the date of issuance. As a result, a $11,165 beneficial conversion feature was recorded as a deemed dividend in the consolidated statement of operations because the Series B Preferred Stock is immediately convertible, with a credit to additional paid-in capital. The relative fair value of the warrants issued with the Series B Preferred Stock of $364,355 was recorded as a reduction to the carrying amount of the preferred stock in the consolidated balance sheet. The value of the warrants was determined utilizing the binomial option pricing model using a term of 5 years, a volatility of 118%, a risk-free interest rate of 1.75%, a 0% rate of dividends, and a call multiple of 2.

Note 8 – Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the 2016 Omnibus Incentive Plan (the “Omnibus Plan”) and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the three months ended March 31, 2020 was determined to be $185,602 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 116% to 119%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 10 years. A summary of option activity under the Company’s Omnibus Plan as of March 31, 2020, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2019	3,449,319	$2.32	8.26
Granted	130,418	0.24	2.01
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	-	-	-
Balance outstanding at March 31, 2020	3,579,737	$2.24	7.79
Exercisable at March 31, 2020	856,172	$4.77	5.20

Note 9 – Common Stock Warrants

During the three months ended March 31, 2020, the Company issued an aggregate of 45,101 shares of its common stock upon warrant exercises valued at $39,238.

The following table summarizes all stock warrant activity of the Company for the three months ended March 31, 2020:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2019	13,496,924	$2.02	4.07
Granted	-	-	-
Exercised	(45,101)	0.87	4.70
Forfeited	-		-
Expired	-	-	-
Balance outstanding at March 31, 2020	13,451,823	$2.03	3.82
Exercisable at March 31, 2020	13,451,823	$2.03	3.82

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at March 31, 2020 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 4.67 years.

As of March 31, 2020, the maturities of operating lease liabilities are as follows:

Operating Lease
2020	$74,092
2021	101,752
2022	104,793
2023	107,954
2024 and beyond	111,192
Total	$499,784
Less: amount representing interest	(105,371)
Present value of future minimum lease payments	394,412
Less: current obligations under leases	68,608
Long-term lease obligations	$325,804

For the three months ended March 31, 2020 and 2019, the Company incurred rent expenses of $30,288 and $23,188, respectively.

Employment and Consulting Agreements

Francois Michelon – Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Francois Michelon, the Company’s Chief Executive Officer and Chairman of the board of directors. The term of the employment agreement runs through December 31, 2019 and continues on a year-to-year basis thereafter. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-Q was $355,350. Under the employment agreement, Mr. Michelon is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Pursuant to Mr. Michelon’s employment agreement, in connection with the closing of the Company’s initial public offering he was granted options to purchase an aggregate 339,270 shares of common stock. The options have a weighted average exercise price of $4.96 per share of common stock and vest in three equal annual installments beginning on May 12, 2018. Upon termination without cause, any portion of Mr. Michelon’s option award scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the option award will automatically vest. Upon termination for any other reason, the entire unvested portion of the option award will terminate.

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

On December 27, 2019, the Company entered into an amendment to Mr. Michelon’s employment agreement to provide that (i) Mr. Michelon’s employment with the Company will continue until terminated under the terms the employment agreements, and (ii) Mr. Michelon will each receive certain payments if he is terminated by the Company without Cause (as defined in the employment agreement amendment) or he resigns for Good Reason (as defined in the employment agreement amendment).

Michael Thornton – Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Michael Thornton, the Company’s Chief Technology Officer. The term of the employment agreement runs through December 31, 2019 and continues on a year-to-year basis thereafter. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-Q was $267,800. Under the employment agreement, Mr. Thornton is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Pursuant to Mr. Thornton’s employment agreement, in connection with the closing of the Company’s initial public offering he was granted options to purchase an aggregate 345,298 shares of common stock. The options have a weighted average exercise price of $4.96 per share of common stock and vest in three equal annual installments beginning on May 12, 2018. Upon termination without cause, any portion of Mr. Thornton’s option award scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the option award will automatically vest. Upon termination for any other reason, the entire unvested portion of the option award will terminate.

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

On December 27, 2019, the Company entered into an amendment to Mr. Thornton’s employment agreement to provide that (i) Mr. Thornton’s employment with the Company will continue until terminated under the terms the employment agreements, and (ii) Mr. Thornton will each receive certain payments if he is terminated by the Company without Cause (as defined in the employment agreement amendment) or he resigns for Good Reason (as defined in the employment agreement amendment).

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

Note 12 – Subsequent Events

COVID-19

The COVID-19 outbreak, which the World Health Organization has classified as a pandemic, has prompted governments and regulatory bodies throughout the world to issue “stay-at-home” or similar orders, and enact restrictions on the performance of “non-essential” services, public gatherings and travel.

Beginning in March 2020, we undertook temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring most employees to work remotely, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. To date we do not believe these actions have had a significant negative impact on our operations. However, these actions or additional measures we may undertake may ultimately delay progress our developmental goals or otherwise negatively affect our business. In addition, third-party actions taken to contain its spread and mitigate its public health effects of COVID-19 may negatively affect our business.

Paycheck Protection Program

Subsequent to the period ended Mach 31, 2020, the Company issued a U.S. Small Business Administration (“SBA”) Paycheck Protection Program Note (the “Note”) to First Republic Bank (the “Lender”) for a loan in the amount of $308,600.00 (the “Loan”) under the Paycheck Protection Program (“PPP”) promulgated under the Coronavirus Aid, Relief and Economic Security Act of 2020. The Loan bears interest at a rate per annum of 1.00%. The term of the Loan is two years, ending April 22, 2022 (the “Maturity Date”). No payments are due on the Loan until seven months from April 22, 2020, the date of first disbursement of the Loan (the “Deferment Period”), but interest will accrue during the Deferment Period. Following the Deferment Period, the Company must pay monthly principal and interest payments on the outstanding principal balance of the Loan amortized over the term of the Loan (the “Loan Payments”), unless forgiven in whole or in part in accordance with the PPP regulations. These repayments will begin following the Deferment Period and until the Maturity Date.

The Company may apply to the Lender for the Loan to be forgiven partially or fully if the funding received is used during the 8-week period following disbursement for payroll costs, covered rent, and covered utilities, provided that at least 75% of the forgiven amount has been used for payroll costs. Forgiveness is based on the Company’s maintaining, or quickly rehiring, employees and maintaining applicable salary levels. Forgiveness will be reduced if full-time headcount declines, or if salaries and wages decrease. No assurance is provided that the Company will obtain forgiveness of the Loan in full or in part.

The Company may prepay the principal of the Loan at any time without incurring any prepayment charges. The Company may prepay 20% or less of the unpaid principal balance at any time without notice. If the Company prepays more than 20% and the Loan has been sold on the secondary market, the Company must provide the Lender with written notice, pay all accrued interest and comply with the other requirements described in the Note for such repayment.

The Company did not provide any collateral or personal guarantees for the Loan, nor did the Company pay any facility charge to the government or to the Lender.

The Note also provides for customary events of default, including, among others, events of default relating to failure to make payment or comply with the covenants contained in the Note and related loan documents, defaults on any other loan with the Lender, defaults on any loan or agreement with another creditor (if the Lender believes the default may materially affect the Company’s ability pay the Note), failure to pay any taxes when due, bankruptcy, breaches of representations, judgment, reorganization, merger, consolidation or other changes in ownership or business structure without the Lender’s prior written consent, and material adverse changes in financial condition or business operation. Upon an event of default the Lender may require immediate payment of all amounts owing under the Note, collect all amounts owing from the Company, or file suit and obtain judgment.

Common Stock Issued

Subsequent to the period ended March 31, 2020, the Company issued a total of 929,650 shares of common stock upon the conversion of an aggregate of 808.796 shares of Series A Convertible Preferred Stock at the request of its holder.

Subsequent to the period ended March 31, 2020 the Company issued a total of 22,099 shares of common stock to a vendor for services which were valued at $40,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, the terms “we,” “us,” “our,” “ENDRA” and the “Company” refer to ENDRA Life Sciences Inc., a Delaware corporation, and its wholly-owned subsidiary. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and related notes thereto in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals and product launches. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our limited commercial experience, limited cash and history of losses; our ability to obtain adequate financing to fund our business operations in the future; our ability to achieve profitability; our ability to develop a commercially feasible application based on our Thermo-Acoustic Enhanced Ultrasound (“TAEUS”) technology; market acceptance of our technology; uncertainties associated with COVID-19 or coronavirus, including its possible effects on our operations; results of our human studies, which may be negative or inconclusive; our ability to find and maintain development partners; our reliance on collaborations and strategic alliances and licensing arrangements; the amount and nature of competition in our industry; our ability to protect our intellectual property; potential changes in the healthcare industry or third-party reimbursement practices; delays and changes in regulatory requirements, policy and guidelines including potential delays in submitting required regulatory applications for CE mark certification or Food and Drug Administration (“FDA”) approval; our ability to obtain CE mark certification and secure required FDA and other governmental approvals for our TAEUS applications; our ability to comply with regulation by various federal, state, local and foreign governmental agencies and to maintain necessary regulatory clearances or approvals; and the other risks and uncertainties described in the Risk Factors section of our Annual Report on Form 10-K for the period ended December 31, 2019, as filed with the SEC on March 26, 2020, and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

From time to time, we use press releases, Twitter (@endralifesci) and LinkedIn (www.linkedin.com/company/endra-inc) to distribute material information. Our press releases and financial and other material information are routinely posted to and accessible on the Investors section of our website, www.endrainc.com. Accordingly, investors should monitor these channels, in addition to our SEC filings and public conference calls and webcasts. In addition, investors may automatically receive e-mail alerts and other information about the Company by enrolling their e-mail addresses by visiting the “Email Alerts” section of our website at investors.endrainc.com. Information that is contained in and can be accessed through our website, Twitter posts and LinkedIn are not incorporated into, and do not form a part of, this Quarterly Report or any other report or document we file with the SEC.

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

In March, 2020, we received Conformité Européene (“CE”) mark approval for our TAEUS FLIP (Fatty Liver Imaging Probe) System. The CE marking indicates that TAEUS FLIP System complies with all applicable European Directives and Regulations in the European Union and other CE mark geographies, including the 27 EU member states. We next intend to submit to the FDA an application for approval of the TAEUS FLIP.

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

Share-based Compensation

Our 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other stock awards to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2020, the pool of shares issuable under the Omnibus Plan automatically increased by 3,202,280 shares from 2,649,378 shares to 5,861,658. As of March 31, 2020, there were 2,281,921 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Results of Operations

Three months ended March 31, 2020 and 2019

Revenue

We had no revenue during the three months ended March 31, 2020 and 2019.

Cost of Goods Sold

There was no cost of goods sold for each of the three months ended March 31, 2020 and 2019.

Research and Development

Research and development expenses were $1,518,146 for the three months ended March 31, 2020, as compared to $1,773,498 for the three months ended March 31, 2019, a decrease of $255,352, or 14%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses decreased from the same period for the prior year as we completed development of the TAEUS product and began focusing our spending on commercialization of the product that has been developed.

Sales and Marketing

Sales and marketing expenses were $114,955 for the three months ended March 31, 2020, as compared to $56,818 for the three months ended March 31, 2019, an increase of $58,137, or 102%. The increase was primarily due to additional headcount and pre-selling activities for our TAEUS product line. Currently, our marketing efforts are through our website and attendance of key industry meetings. We expect that our future clinical business will involve hiring and training additional staff to support our sales efforts. As we seek to complete the development and commercialization of our TAEUS applications, we intend to build a small sales and marketing team to train and support global ultrasound distributors, as well as execute traditional marketing activities such as promotional materials, electronic media and participation in industry conferences.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2020 were $1,467,745, compared to $916,903 for the three months ended March 31, 2019, an increase of $550,842, or 60%. Our wage and related expenses for the three months ended March 31, 2020 were $647,442, compared to $408,345 for the three months ended March 31, 2019. Wage and related expenses in the three months ended March 31, 2020 included $66,193 for bonuses and $249,585 of stock compensation expense related to the issuance and vesting of options, compared to $34,372 for bonuses, $171,837 of stock compensation expense related to the issuance and vesting of options for the three months ended March 31, 2019. Our professional fees, which include legal, audit, and investor relations, for the three months ended March 31, 2020 were $669,275, compared to $357,837 for the three months ended March 31, 2019.

Amortization of Debt Discount

During the three months ended March 31, 2020, we incurred non-cash expenses of $228,568 related to the amortization of debt discount incurred as result of our issuance of our convertible notes and warrants issued in July 2019. There were no such expenses during the three months ended March 31, 2019.

Net Loss

As a result of the foregoing, for the three months ended March 31, 2020, we recorded a net loss of $3,322,797, compared to a net loss of $2,748,736 for the three months ended March 31, 2019.

Liquidity and Capital Resources

To date we have funded our operations through private and public sales of our securities. As of March 31, 2020, we had $3,102,728 in cash. We have completed the following financing events from January 2019 through March 31, 2020:

●
In July 2019, we completed a private placement of senior secured convertible promissory notes and warrants, raising net proceeds of approximately $2.5 million after deducting offering expenses of approximately $314,500 payable by us. The promissory notes accrued interest at a rate of 10% per annum until maturity on April 26, 2020.

●
In December 2019, we completed private placements of shares of Series A Preferred Stock, shares of Series B Preferred Stock, shares of common stock and warrants, raising net proceeds of approximately $5.8 million after using approximately $1.9 million to repay debt represented by convertible promissory notes issued in July 2019 and deducting offering expenses of approximately $766,000 payable by us.

●
In March 2020, we entered into an at-the-market equity offering sales agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) to sell shares of our common stock for aggregate gross proceeds of up to $7.2 million, from time to time, through an “at-the-market” equity offering program under which Wainwright acts as sales agent. Pursuant to the ATM Agreement, Wainwright may sell the shares in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 under the Securities Act, including sales made directly on or through the Nasdaq Capital Market. If agreed to in a separate terms agreement, we may sell shares to Wainwright as principal at a purchase price agreed upon by Wainwright and the Company. Wainwright may also sell shares in negotiated transactions with our prior approval. The offer and sale of the shares pursuant to the ATM Agreement will terminate upon the earlier of (a) the issuance and sale of all of the shares subject to the ATM Agreement or (b) the termination of the ATM Agreement by Wainwright or us pursuant to its terms. As of March 31, 2020, we had not sold any shares of common stock under the ATM Agreement.

We believe that cash on hand at March 31, 2020 will only be sufficient to fund our current operations into the third quarter of 2020. We will need additional capital to execute our commercialization plan and if we do not raise additional capital in the next several months we will need to significantly slow or pause our business activities until such time as we are able to raise additional capital. We continue to evaluate and manage our capital needs to support our clinical, regulatory and operational activities and prepare for the results of our human studies data and EU commercialization. We are currently exploring potential financing options that may be available to us, including additional sales of our common stock through the ATM Agreement and by causing the mandatory exercise of our warrants issued on December 11, 2019 for cash. However, we have no commitments to obtain any additional funds, and there can be no assurance funds will be available in sufficient amounts or on acceptable terms. If we are unable to obtain sufficient additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the three months ended March 31, 2020, we incurred net losses of $3,322,797 and used cash in operations of $3,088, 295. These and other factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the accompanying financial statements. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the three months ended March 31, 2020, we used $3,088,367 of cash in operating activities primarily as a result of our net loss of $3,322,797, offset by share-based compensation of $511,080, amortization of debt discount of $228,568, depreciation expense of $21,586, amortization of Right of Use assets of $15,915, stock payable for investor relations of $40,000, and net changes in operating assets and liabilities of $(582,719).

During the three months ended March 31, 2019, we used $2,540,662 of cash in operating activities primarily as a result of our net loss of $2,748,736, which included non-cash charges for share-based compensation of $302,268, depreciation expenses of $19,632, and net changes in operating assets and liabilities of $113,826.

Investing Activities

During the three months ended March 31, 2020, the Company used $22,350 in investing activities related to purchases of equipment.

During the three months ended March 31, 2019, the Company used $5,239 in investing activities related to purchases of equipment.

Financing Activities

During the three months ended March 31, 2020, financing activities provided $39,238, in proceeds from warrant exercises.

During the three months ended March 31, 2019, there were no cash flows from financing activities.

Funding Requirements

We have not completed the commercialization of any of our TAEUS technology platform applications. We expect to continue to incur significant expenses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

●
advance the engineering design and development of our NAFLD TAEUS application;

●
acquire parts and build finished goods inventory of the TAEUS FLIP system;

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

It is possible that we will not achieve the progress that we expect because the actual costs and timing of completing the development and regulatory approvals for a new medical device are difficult to predict and are subject to substantial risks and delays. We have no committed external sources of funds. We do not expect that our existing cash will be sufficient for us to complete the commercialization of our NAFLD TAEUS application or to complete the development of any other TAEUS application and we will need to raise substantial additional capital for those purposes. As a result, we will need to finance our future cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the section of this Quarterly Report on Form 10-Q entitled “Risk Factors” and such section of our most recently filed Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Until we can generate a sufficient amount of revenue from our TAEUS platform applications, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. As described above, the COVID-19 pandemic has impacted our business operations to some extent and is expected to continue to do so and, in light of the effect of such pandemic on financial markets, these impacts may include reduced access to capital. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts or perhaps even cease the operation of our business. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or applications or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Coronavirus (“COVID-19”) Pandemic

The COVID-19 outbreak, which the World Health Organization has classified as a pandemic, has prompted governments and regulatory bodies throughout the world to issue “stay-at-home” or similar orders, and enact restrictions on the performance of “non-essential” services, public gatherings and travel.

Beginning in March 2020, we undertook temporary precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring most employees to work remotely, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. As a cash-conserving measure taken in light of the adverse economic conditions caused by the COVID-19 pandemic, in April 2020 we reduced the cash salaries of members of management by 33% for the remainder of 2020, including the salaries of our executive officers. In lieu of cash, the Company is paying this portion of management salaries in the form of restricted stock units that vest over the remainder of the year. Additionally, we amended our Non-Employee Director Compensation Policy to provide that our non-employee directors’ annual retainers for the second, third and fourth fiscal quarters of 2020 shall be paid in in the form of restricted stock units rather than cash. To date we do not believe these actions have had a significant negative impact on our operations. However, these actions or additional measures we may undertake may ultimately delay progress on our developmental goals or otherwise negatively affect our business. In addition, third-party actions taken to contain its spread and mitigate its public health effects of COVID-19 may negatively affect our business.

Nasdaq Capital Market Listing

Our common stock is currently traded on the Nasdaq Capital Market. The Nasdaq Capital Market imposes, among other requirements, listing maintenance standards including minimum bid price and stockholders’ equity requirements. In particular, Nasdaq rules require a listed company’s primary equity securities to have a minimum bid price of at least $1.00 per share. On April 24, 2020, we received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, because the closing bid price for our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we no longer met the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2).

The notification has no immediate effect on the listing of our common stock. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A) and the rule change filed by Nasdaq with the Securities and Exchange Commission on April 16, 2020, we have a period of 180 calendar days from July 1, 2020, or until December 28, 2020, to regain compliance with the minimum bid price requirement. The notification letter also stated that, in the event we do not regain compliance with the minimum bid price requirement by December 28, 2020, we may be eligible for additional time. To qualify for additional time, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we meet these requirements, Nasdaq will inform us that we have been granted an additional 180 calendar days to regain compliance. However, if it appears to the staff of Nasdaq (the “Staff”) that we will not be able to cure the deficiency, or if we are otherwise not eligible, the Staff would notify us that our securities will be subject to delisting. In the event of such notification, we may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant our request for continued listing.

We intend to continue actively monitoring the bid price for our common stock between now and December 28, 2020 and will consider available options to resolve the deficiency and regain compliance with the minimum bid price requirement.

Off-Balance Sheet Transactions

At March 31, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of March 31, 2020: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that could affect these controls during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

In addition to the risk factors and uncertainties described below and the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2019, as filed with the Securities and Exchange Commission on March 26, 2020. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our pre-sales activities, clinical trials and ability to obtain regulatory approvals.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”), surfaced in Wuhan, China. Since then, COVID-19 has spread to countries around the world and has been declared a pandemic by the World Health Organization. Beginning in March 2020, we undertook temporary precautionary measures to help minimize the risk of the virus to our employees, including by temporarily requiring most employees to work remotely, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. As a cash-conserving measure taken in light of the adverse economic conditions caused by the COVID-19 pandemic, in April 2020 we reduced the cash salaries of members of management by 33% for the remainder of 2020, including the salaries of our executive officers. In lieu of cash, the Company is paying this portion of management salaries in the form of restricted stock units that vest over the remainder of the year. Additionally, we amended our Non-Employee Director Compensation Policy to provide that our non-employee directors’ annual retainers for the second, third and fourth fiscal quarters of 2020 shall be paid in in the form of restricted stock units rather than cash. We may take additional measures, any of which could negatively affect our business. In addition, third-party actions taken to contain its spread and mitigate its public health effects of COVID-19 may negatively affect our business.

As a result of the COVID-19 outbreak, or similar pandemics, we have and may in the future experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

●
interruption of key clinical trial activities and attendance at industry events due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures;

●
 delays or difficulties in enrolling patients in clinical trials of our TAEUS FLIP device;

●
interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact approval timelines; (ISSUER DIRECT….PLEASE FORMAT BULLETS CORRECTLY, REMOVE THIS NOTE)

●
absenteeism or loss of employees at the Company, or at our collaborator companies, due to health reasons or government restrictions or otherwise, that are needed to develop, validate, manufacture and perform other necessary functions for our operations;

●
supply chain disruptions making it difficult for our collaborator companies to order and receive materials needed for the manufacture of our TAEUS product;

●
government responses including orders that make it difficult for us, our supplier and our potential customers to remain open for business, and other seen and unforeseen actions taken by government agencies;

●
equipment failures, loss of utilities and other disruptions that could impact our operations or render them inoperable; and

●
effects of a local or global recession or depression that could depress economic conditions for a prolonged period and limit access to capital by the Company.

These and other factors arising from the COVID-19 pandemic could worsen in the United States or locally at the location of our offices or clinical trials, each of which could further adversely impact our business generally, and could have a material adverse impact on our operations and financial condition and results.

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

4.2	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 29, 2019)
4.3	Form of Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 29, 2019)
4.4	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 11, 2019)
4.5	Form of Warrant issued in December 2019 Series A Convertible Preferred Stock Offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 11, 2019)
4.6	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 26, 2019)
4.7	Form of Warrant issued in December 2019 Series B Convertible Preferred Stock Offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 26, 2019)
10.1
Amendment 3 to Collaborative Research Agreement, dated January 13, 2020, by and between the Company and General Electric Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 15, 2020)

10.2	U.S. Small Business Administration Paycheck Protection Program Note, issued by the Company to First Republic Bank (filed herewith)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

ENDRA LIFE SCIENCES INC.

Date: May 14, 2020	By:	/s/ Francois Michelon
Francois Michelon
Chief Executive Officer and Chairman (Principal Executive Officer)

ENDRA LIFE SCIENCES INC.

Date: May 14, 2020	By:	/s/ David Wells
David Wells
Chief Financial Officer (Principal Financial and Accounting Officer)