Form 10-Q
period 2020-06-30
ENDRA Life Sciences Inc.
filed 2020-08-14
CIK 1681682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

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

As of August 13, 2020, there were 20,960,993 shares of our common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
ENDRA Life Sciences Inc.
Condensed Consolidated Balance Sheets

	June 30,	December 31,
Assets	2020	2019
Assets	(unaudited)
Cash	$748,561	$6,174,207
Prepaid expenses	1,064,146	116,749
Inventory	340,687	113,442
Other current assets	121,951	130,701
Total Current Assets	2,275,345	6,535,099
Other Assets
Fixed assets, net	214,587	236,251
Right of use assets	372,720	404,919
Total Assets	$2,862,652	$7,176,269

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,169,237	$1,708,525
Convertible notes payable, net of discount	-	298,069
Lease liabilities, current portion	71,085	66,193
Total Current Liabilities	1240,322	2,072,787

Long Term Debt
Loans	337,084	-
Lease liabilities	308,366	342,812
Total Long Term Debt	645,450	342,812

Total Liabilities	1,885,772	2,415,599

Stockholders’ Equity
Series A Preferred Stock , $0.0001 par value; 10,000 shares authorized; 896.225 and 6,338.490 shares issued and outstanding	1	1
Series B Preferred Stock, $0.0001 par value; 1,000 shares authorized; 0 and 351.711 shares issued and outstanding	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 16,437,491 and 8,421,401 shares issued and outstanding	1,644	842
Additional paid in capital	52,227,904	49,933,736
Stock payable	181,437	43,528
Accumulated deficit	(51,434,106)	(45,217,437)
Total Stockholders’ Equity	976,880	4,760,670
Total Liabilities and Stockholders’ Equity	$2,862,652	$7,176,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Operating Expenses
Research and development	$1,487,049	$1,304,808	$3,005,195	$3,078,306
Sales and marketing	134,763	88,343	249,718	145,161
General and administrative	1,269,467	932,021	2,737,212	1,848,924
Total operating expenses	2,891,279	2,325,172	5,992,125	5,072,391

Operating loss	(2,891,279)	(2,325,172)	(5,992,125)	(5,072,391)

Other Expenses
Amortization of debt discount	(3,858)	-	(232,426)	-
Other income (expense)	1,265	(9,199)	7,882	(10,716)
Total other expenses	(2,593)	(9,199)	(224,544)	(10,716)

Loss from operations before income taxes	(2,893,872)	(2,334,371)	(6,216,669)	(5,083,107)

Provision for income taxes	-	-	-	-

Net Loss	$(2,893,872)	$(2,334,371)	$(6,216,669)	$(5,083,107)

Net loss per share – basic and diluted	$(0.20)	$(0.31)	$(0.45)	$(0.68)

Weighted average common shares – basic and diluted	14,735,662	7,422,642	13,803,215	7,422,642

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

Three Months Ended June 30, 2019	Series A Convertible		Series B Convertible							Total
	Preferred Stock		Preferred Stock		Common stock		Additional		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Stock Payable	Deficit	Equity
Balance as of March 31, 2019	-	$-	-	$-	7,422,642	$742	$34,241,430	$-	$(30,440,432)	$3,801,740
Fair value of vested stock options	-	-	-	-	-	-	356,949	-	-	356,949
Net loss	-	-	-	-	-	-	-	-	(2,334,372)	(2,334,372)
Balance as of June 30, 2019	-	$-	-	$-	7,422,642	$742	$34,598,379	$-	$(32,774,804)	$1,824,317

Three Months Ended June 30, 2020	Series A Convertible		Series B Convertible							Total
	Preferred Stock		Preferred Stock		Common stock		Additional		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Stock Payable	Deficit	Equity
Balance as of March 31, 2020	2,442.920	$1	121.578	$-	13,553,005	$1,355	$50,982,080	$78,836	$(48,540,234)	$2,522,038
Series A Convertible Preferred Stock converted to common stock	(1,545.695)	-	-	-	1,840,821	184	37,817	(38,001)	-	-
Series B Convertible Preferred Stock converted to common stock	-	-	(121.578)	-	126,199	13	822	(835)	-	-
Common stock issued for cash	-	-	-	-	882,493	88	791,386	-	-	791,474
Common stock issued for warrant exercise	-	-	-	-	12,874	2	11,198	-	-	11,200
Common stock issued for services	-	-	-	-	22,099	2	39,998	(40,000)	-	-
Fair value of vested stock options	-	-	-	-	-	-	402,946	-	-	402,946
Stock Payable towards -
- Preference Dividend	-	-	-	-	-	-	(11,043)	11,043	-	-
- Consultants	-	-	-	-	-	-	(27,300)	27,300	-	-
- RSUs to board and management	-	-	-	-	-	-	-	143,094	-	143,094
Net loss	-	-	-	-	-	-	-	-	(2,893,872)	(2,893,872)
Balance as of June 30, 2020	896.225	$1	-	$-	16,437,491	$1,644	$52,227,904	$181,437	$(51,434,106)	$976,880

Six Months Ended June 30, 2019	Series A Convertible		Series B Convertible							Total
	Preferred Stock		Preferred Stock		Common stock		Additional		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Stock Payable	Deficit	Equity
Balance as of December 31, 2018	-	$-	-	$-	7,422,642	$742	$33,939,162	$-	$(27,691,696)	$6,248,208
Fair value of vested stock options	-	-	-	-	-	-	659,217	-	-	659,217
Net loss	-	-	-	-	-	-	-	-	(5,083,107)	(5,083,107)
Balance as of June 30, 2019	-	$-	-	$-	7,422,642	$742	$34,598,379	$-	$(32,774,803)	$1,824,318

Six Months Ended June 30, 2020	Series A Convertible		Series B Convertible							Total
	Preferred Stock		Preferred Stock		Common stock		Additional		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Stock Payable	Deficit	Equity
Balance as of December 31, 2019	6,338.490	$1	351.711	$-	8,421,401	$842	$49,933,736	$43,528	$(45,217,437)	$4,760,670
Series A Convertible Preferred Stock converted to common stock	(5,442.265)	-	-	-	6,361,803	636	75,288	(75,924)	-	-
Series B Convertible Preferred Stock converted to common stock	-	-	351.711	-	360,279	36	1,634	(1,670)	-	-
Common stock issued for cash	-	-	-	-	882,493	88	791,386	-	-	791,474
Common stock issued for note conversions	-	-	-	-	331,441	33	493,814	-	-	493,847
Common stock issued for warrant exercise	-	-	-	-	57,975	7	50,431	-	-	50,438
Common stock issued for services	-	-	-	-	22,099	2	39,998	-	-	40,000
Fair value of vested stock options	-	-	-	-	-	-	914,026	-	-	914,026
Stock Payable towards -
- Preference Dividend	-	-	-	-	-	-	(45,109)	45,109	-	-
- Consultants	-	-	-	-	-	-	(27,300)	27,300	-	-
- RSU to board and management	-	-	-	-	-	-	-	143,094	-	143,094
Net loss	-	-	-	-	-	-	-	-	(6,216,669)	(6,216,669)
Balance as of June 30, 2020	896.225	$1	-	$-	16,437,491	$1,644	$52,227,904	$181,437	$(51,434,106)	$976,880

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(6,216,669)	$(5,083,107)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,014	39,744
Common stock, options and warrants issued for services	1,057,120	659,217
Amortization of debt discount	232,426
Amortization of right of use assets	32,199
Changes in operating assets and liabilities:
Prepaid expenses	(947,397)	(98,358)
Lease liability	(29,554)
Inventory	(227,245)	(14,837)
Other assets	8,750	(93,075)
Accounts payable and accrued liabilities	(493,676)	391,809
Net cash used in operating activities	(6,540,032)	(4,198,607)

Cash Flows from Investing Activities
Purchases of fixed assets	(22,350)	(5,238)
Net cash used in investing activities	(22,350)	(5,238)

Cash Flows from Financing Activities
Proceeds from warrant exercise	50,438	-
Proceeds from loans	337,084	-
Proceeds from issuance of common stock	791,474	-
Payment for settlement of notestock	(42,260)	-

Net cash provided by financing activities	1,136,736	-

Net decrease in cash	(5,425,646)	(4,203,845)

Cash, beginning of period	6,174,207	6,471,375

Cash, end of period	$748,561	$2,267,530

Supplemental disclosures of cash items
Interest paid	$1,920	$-

Supplemental disclosures of non-cash items
Conversion of convertible notes and accrued interest	$493,814	$-
Conversion of Series A Convertible Preferred Stock	$636	$-
Conversion of Series B Convertible Preferred Stock	$36	$-
Stock dividend payable	$(137,909)	$-
Stock paid and payable for services	$40,000	$-
Lease liability for right of use asset at inception	$-	$439,355

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Notes to Condensed Consolidated Financial Statements
For the six months ended June 30, 2020 and 2019
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

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2020 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to estimates related to the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

Despite the Company’s efforts, the ultimate impact of COVID-19 depends on factors beyond the Company’s knowledge or control, including the duration and severity of the outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects. As a result, the Company is unable to estimate the extent to which COVID-19 will negatively impact its financial results or liquidity.

Principles of Consolidation

The Company’s consolidated financial statements include all accounts of the Company and its consolidated subsidiary and/or entities as of reporting period ending date(s) and for the reporting period(s) then ended. All inter-company balances and transactions have been eliminated.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020. The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in ENDRA Life Sciences Inc. annual financial statements for the twelve months ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2020.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of June 30, 2020 and December 31, 2019, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-02, “Leases.” ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. At June 30, 2020 and December 31, 2019 the Company recorded a liability of $379,451 and $409,005, respectively.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers” (“ASC Topic 606”). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company adopted the updated guidance effective January 1, 2018 using the full retrospective method. The new standard did not have a material impact on its financial position and results of operations, as it did not change the manner or timing of recognizing revenue.

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the six months ended June 30, 2020 and 2019, the Company incurred $3,005,195 and $3,078,306 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 1,030,144 and 24,949,725 potentially dilutive shares, which include shares of common stock issuable upon the exercise or conversion of outstanding preferred stock, stock options, warrants, and convertible notes, as of June 30, 2020 and December 31, 2019, respectively.

The potentially dilutive shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	June 30, 2020	December 31, 2019
Options to purchase common stock	3,575,775	3,449,319
Warrants to purchase common stock	13,323,699	13,496,924
Shares issuable upon conversion of notes	-	362,568
Shares issuable upon conversion of Series A Preferred Stock	1,030,144	7,285,651
Shares issuable upon conversion of Series B Preferred Stock	-	355,263
Potentially dilutive shares excluded	17,929,618	24,949,725

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

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other share-based awards to its employees, consultants and non-employee members of the board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2020, the pool of shares issuable under the Omnibus Plan automatically increased by 3,202,280 shares from 2,649,378 shares to 5,861,658. As of June 30, 2020, there were 2,285,883 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to June 30, 2020 of $51,434,106. The Company had working capital of $1,035,023 as of June 30, 2020. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended June 30, 2020 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

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

Recent Accounting Pronouncements

The Company considered recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Inventory

As of June 30, 2020 and December 31, 2019, inventory consisted of raw materials and subassemblies to be used in the assembly of a TAEUS system. As of June 30, 2020, the Company had no orders pending for the sale of a TAEUS system. As of June 30, 2020 and December 31, 2019, the Company had inventory valued at $340,687 and $113,442, respectively.

Note 4 – Fixed Assets

As of June 30, 2020 and December 31, 2019, fixed assets consisted of the following:

	June 30, 2020	December 31, 2019
Property, leasehold and capitalized software	$684,418	$679,179
TAEUS development and testing	60,708	43,596
Accumulated depreciation	(530,539)	(486,524)
Fixed assets, net	$214,587	$236,251

Depreciation expense for the six months ended June 30, 2020 and 2019 was $44,014 and $39,744, respectively.

Note 5 – Accounts Payable and Accrued Liabilities

As of June 30, 2020 and December 31, 2019, current liabilities consisted of the following:

	June 30, 2020	December 31, 2019
Accounts payable	$495,319	$1,278,431
Accrued payroll	159,435	94,862
Accrued bonuses	194,227	295,794
Accrued employee benefits	5,750	5,750
Accrued interest	-	9,738
Insurance premium financing	314,506	23,950
Total	$1,169,237	$1,708,525

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

On December 11, 2019, the Company completed an offering of its Series A Convertible Preferred Stock (“Series A Preferred Stock”), described below under Note 8. In connection with the offering, the Company retired $1,919,008 aggregate principal amount of the July 2019 Notes and $24,184 in accrued interest, which amounts were used by the noteholders to purchase an aggregate of 1,690.58 shares of Series A Preferred Stock.

As of June 30, 2020, the Company had converted or repaid all of the July 2019 Notes.

Note 7 – Bank Loans

U.S. SBA Paycheck Protection Program

During the six months ended June 30, 2020, the Company issued a U.S. Small Business Administration (“SBA”) Paycheck Protection Program Note (the “SBA Note”) to First Republic Bank (the “Lender”) for a loan in the amount of $308,600.00 (the “SBA Loan”) under the Paycheck Protection Program (“PPP”) promulgated under the Coronavirus Aid, Relief and Economic Security Act of 2020, as modified by the Paycheck Protection Program Flexibility Act of 2020. The SBA Loan bears interest at a rate per annum of 1.00%. The term of the SBA Loan is two years, ending April 22, 2022 (the “Maturity Date”). No payments will be due on the SBA Loan until the Company’s application for forgiveness of the SBA Loan has been processed and completed (the “Deferment Period”), but interest will accrue during the Deferment Period. Following the Deferment Period, if the SBA Loan is not entirely forgiven, the Company must pay monthly principal and interest payments on the outstanding principal balance of the SBA Loan amortized over the term of the SBA Loan (the “SBA Loan Payments”), unless forgiven in whole or in part in accordance with the PPP regulations. These repayments will begin following the Deferment Period and until the Maturity Date.

The Company may apply to the Lender for the SBA Loan to be forgiven partially or fully if the funding received is used during the 24-week period following disbursement for payroll costs, covered rent, and covered utilities, provided that at least 60% of the forgiven amount has been used for payroll costs. We believe that we qualify for forgiveness of the SBA Loan under the PPP guidelines, but should we be audited or reviewed as a result of applying for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention, and legal and reputational costs. If we were to be audited and receive an adverse finding in such audit, we could be required to repay the full amount of the SBA Loan, which could reduce our liquidity, and potentially subject us to additional fines and penalties.

The Company may prepay the principal of the SBA Loan at any time without incurring any prepayment charges. The Company may prepay 20% or less of the unpaid principal balance at any time without notice. If the Company prepays more than 20% and the SBA Loan has been sold on the secondary market, the Company must provide the Lender with written notice, pay all accrued interest and comply with the other requirements described in the SBA Note for such repayment.

The Company did not provide any collateral or personal guarantees for the SBA Loan, nor did the Company pay any facility charge to the government or to the Lender.

The SBA Note also provides for customary events of default, including, among others, events of default relating to failure to make payment or comply with the covenants contained in the SBA Note and related loan documents, defaults on any other loan with the Lender, defaults on any loan or agreement with another creditor (if the Lender believes the default may materially affect the Company’s ability pay the SBA Note), failure to pay any taxes when due, bankruptcy, breaches of representations, judgment, reorganization, merger, consolidation or other changes in ownership or business structure without the Lender’s prior written consent, and material adverse changes in financial condition or business operation. Upon an event of default the Lender may require immediate payment of all amounts owing under the SBA Note, collect all amounts owing from the Company, or file suit and obtain judgment.

Toronto-Dominion Bank Loan

On April 27, 2020, we entered into a commitment loan with TD Bank under the Canadian Emergency Business Account (“CEBA”), in the principal aggregate amount of CAD40,000, which is due and payable on December 31, 2022. This note bears interest on the unpaid balance at the rate of zero percent (0%) per annum during the initial term. Under this note no interest or principal payments are due until January 1, 2023. Under the conditions of the loan, twenty-five percent (25%) of the loan will be forgiven if seventy-five percent (75%) is repaid prior to the initial term date.

Note 8 – Capital Stock

On June 17, 2020, the Company filed a Certificate of Amendment to its Fourth Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware effecting an amendment to increase the number of authorized shares of the Company’s common stock from 50,000,000 shares to 80,000,000 shares. The Certificate of Amendment was approved by the Company’s stockholders at the Company’s annual meeting of stockholders on June 16, 2020.

At June 30, 2020, the authorized capital of the Company consisted of 90,000,000 shares of capital stock, consisting of 80,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock and 1,000 shares of its preferred stock as Series B Preferred Stock, and the remainder of 9,989,000 shares remain authorized but undesignated.

As of June 30, 2020, there were 16,437,491 shares of common stock, 896.225 shares of Series A Preferred Stock, and no shares of Series B Preferred Stock issued and outstanding, and a stock payable balance of $181,437.

During the six months ended June 30, 2020, the Company issued 6,361,803 shares of its common stock upon the conversion of 5,442.265 shares of its Series A Preferred Stock, and 360,279 shares of its common stock upon the conversion of 351.711 shares of its Series B Preferred Stock.

During the six months ended June 30, 2020, the Company issued 331,441 shares of its common stock upon the conversion of $493,847 principal amount of, and in respect of accrued interest on, July 2019 Notes.

During the six months ended June 30, 2020, the Company issued 57,975 shares of its common stock upon warrant exercises valued at $50,438.

During the six months ended June 30, 2020, the Company issued or agreed to issue a total 52,099 shares of its common stock to consultants pursuant to services agreements with these consultants.

December 2019 Offering of Series A Preferred Stock, Common Stock and Warrants

On December 11, 2019, the Company completed a private placement offering in which it sold 6,338.490 shares of its Series A Preferred Stock and 904,526 shares of its common stock, along with warrants (the “December 11, 2019 Warrants”) exercisable for an aggregate of 8,190,225 shares of common stock, for approximately $7.9 million of gross proceeds. The offering was made pursuant to a Securities Purchase Agreement (the “Purchase Agreement”), dated as of December 5, 2019, between the Company and the investors. Pursuant to the Purchase Agreement, each investor elected whether to receive shares of Series A Preferred Stock or shares of common stock in the offering. The Company used approximately $1.9 million of the net proceeds from the offering to repay debt represented by July 2019 Notes and plans to use the remaining net proceeds for working capital and general corporate purposes.

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

Note 9 – Common Stock Options and Restricted Stock Units (RSU’s)

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the 2016 Omnibus Incentive Plan (the “Omnibus Plan”) and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the six months ended June 30, 2020 was determined to be $185,602 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 116% to 119%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 10 years. A summary of option activity under the Company’s Omnibus Plan as of June 30, 2020, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted AverageRemaining Contractual Term (Years)
Balance outstanding at December 31, 2019	3,449,319	$2.32	8.26
Granted	130,418	0.24	9.60
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(3,962)	-	-
Balance outstanding at June 30, 2020	3,575,775	$2.28	7.84
Exercisable at June 30, 2020	852,210	$4.75	4.98

Restricted Stock Units

A restricted stock unit grants a participant the right to receive one share of common stock, following the completion of the requisite service period. Restricted stock units are classified as equity. Compensation cost is based on the Company’s stock price on the grant date and is recognized on a straight-line basis over the vesting period for the entire award.

As a cash-conserving measure taken in light of the adverse economic conditions caused by the COVID-19 pandemic, the Company reduced the cash salaries of members of management by 33% for the remainder of 2020, including the salaries of its named executive officers. In lieu of cash, the Company is paying this portion of management salaries in the form of restricted stock units (the “RSU’s”) that vest over the remainder of the year. Additionally, the Company amended its Non-Employee Director Compensation Policy to provide that its non-employee directors’ annual retainers for the second, third and fourth fiscal quarters of 2020 will also be paid in in the form of RSU’s rather than cash.

On April 9, 2020, the Company granted 674,019 RSU’s to non-employee directors and certain members of management. The 461,146 RSU’s granted to management vest daily over the term through December 31, 2020. The 212,873 RSU’s granted to directors’ vest in three equal quarterly installments on the last date of the second, third and fourth fiscal quarters of 2020. The total fair value of the RSU’s granted on April 9, 2020 was $471,813, based on the grant date closing price of $0.70 per share.

As of June 30, 2020 the Company had issued and vested the following RSU’s:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance Outstanding at December 31, 2019	-	$-
Granted	674,019	0.70
Vested / Released	(217,293)	-
Forfeited	-	-
Cancelled or expired	-	-
Balance outstanding at June 30, 2020	456,726	$0.70

Note 10 – Common Stock Warrants

During the six months ended June 30, 2020, the Company issued an aggregate of 57,975 shares of its common stock upon warrant exercises valued at $50,438.

The following table summarizes all stock warrant activity of the Company for the six months ended June 30, 2020:

	Number of Warrants	Weighted AverageExercise Price	Weighted AverageContractual Term (Years)
Balance outstanding at December 31, 2019	13,496,924	$2.02	4.07
Granted	-	-	-
Exercised	(57,975)	0.87	4.45
Forfeited	-	-	-
Expired	(115,250)	-	-
Balance outstanding at June 30, 2020	13,323,699	$1.88	3.60
Exercisable at June 30, 2020	13,323,699	$1.88	3.60

Note 11 – Commitments & Contingencies

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at June 30, 2020 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 4.67 years.

As of June 30, 2020, the maturities of operating lease liabilities are as follows:

Operating Lease
2020	$49,395
2021	101,752
2022	104,793
2023	107,954
2024 and beyond	111,192
Total	$475,086
Less: amount representing interest	(95,635)
Present value of future minimum lease payments	379,451
Less: current obligations under leases	71,085
Long-term lease obligations	$308,366

For the three months ended June 30, 2020 and 2019, the Company incurred rent expenses of $30,615 and $29,319, respectively.
For the six months ended June 30, 2020 and 2019, the Company incurred rent expenses of $60,903 and $52,507, respectively.

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

On April 9, 2020, the Company granted Mr. Michelon 123,064 restricted stock units in lieu of $86,145 of his cash salary. Subject to continued employment, the restricted stock units vest each day, pro rata based on the number of days between the grant date and December 31, 2020.

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

On April 9, 2020, the Company granted Mr. Thornton 96,213 restricted stock units in lieu of $67,349 of his cash salary. Subject to continued employment, the restricted stock units vest each day, pro rata based on the number of days between the grant date and December 31, 2020.

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

On April 9, 2020, the Company granted Mr. Wells 79,653 restricted stock units in lieu of $55,757 of his cash salary. Subject to continued employment, the restricted stock units vest each day, pro rata based on the number of days between the grant date and December 31, 2020.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. There are currently no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

Note 12 – Subsequent Events

Warrant Conversions and Consent Solicitation

On August 3, 2020, the Company filed with the Securities Exchange Commission (the "SEC") a Consent Solicitation Statement relating to the potential issuance of the Company’s common stock upon the exercise of outstanding warrants, each holder of which having proposed that the Company partially waive the exercise price of such holder’s warrant (collectively, the “Reduced Exercise Price Warrants”). The Consent Solicitation Statement disclosed that, as of July 22, 2020, the Company had partially waived the exercise prices of Reduced Exercise Price Warrants exercisable for an aggregate of approximately 3.1 million shares of common stock for aggregate gross proceeds of approximately $2.2 million. In the event that the Company’s stockholders approve the Company’s proposal described in the Consent Solicitation Statement, the Company may issue up to an additional 8.1 million shares of common stock upon the exercise of Reduced Exercise Price Warrants.

Common Stock Issued

Subsequent to the period ended June 30, 2020, the Company issued a total of 811,423 shares of common stock upon the conversion of an aggregate of 699.498 shares of Series A Convertible Preferred Stock at the request of its holder.

Subsequent to the period ended June 30, 2020, the Company issued a total of 539,365 shares of common stock in return for gross proceeds of $550,307 from the at-the-market facility.

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

Available Information

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

In 2010, we began marketing and selling our Nexus 128 system, which combined light-based thermoacoustics and ultrasound to address the imaging needs of researchers studying disease models in pre-clinical applications. Building on this expertise in thermoacoustics, we have developed a next-generation technology platform — Thermo Acoustic Enhanced Ultrasound, or TAEUS — which is intended to enhance the capability of clinical ultrasound technology and support the diagnosis and treatment of a number of significant medical conditions that currently require the use of expensive CT or MRI imaging or where imaging is not practical using existing technology. We ceased production, service support and parts for our Nexus 128 system in 2019 in order to focus our resources on the development of our TAEUS technology.

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

In November 2017, we engaged two firms that specialize in medical device software development to commence productization of our TAEUS device targeting NAFLD. The agreements call for these vendors to provide us with the specialized engineering resources necessary to translate our current prototype TAEUS device into a clinical product that meets CE regulatory requirements required for commercial launch in the European Union followed by U.S. Food and Drug Administration (“FDA”) submission for the U.S. market.

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

In March 2020, we received Conformité Européene (“CE”) mark approval for our TAEUS FLIP (Fatty Liver Imaging Probe) System. The CE marking indicates that TAEUS FLIP System complies with all applicable European Directives and Regulations in the European Union and other CE mark geographies, including the 27 EU member states.

In June 2020, we submitted a 510(k) Application to the FDA for our TAEUS FLIP System.

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

Share-based Compensation

Our 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other stock awards to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2020, the pool of shares issuable under the Omnibus Plan automatically increased by 3,202,280 shares from 2,649,378 shares to 5,861,658. As of June 30, 2020, there were 2,285,883 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Results of Operations

Three months ended June 30, 2020 and 2019

Revenue

We had no revenue during the three months ended June 30, 2020 and 2019.

Cost of Goods Sold

We had no cost of goods sold during the three months ended June 30, 2020 and 2019.

Research and Development

Research and development expenses were $1,487,049 for the three months ended June 30, 2020, as compared to $1,304,808 for the three months ended June 30, 2019, an increase of $182,241, or 14%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses increased from the same period for the prior year based on increased spending for regulatory activities and product development.

Sales and Marketing

Sales and marketing expenses were $134,763 for the three months ended June 30, 2020, as compared to $88,343 for the three months ended June 30, 2019, an increase of $46,420, or 53%. The increase was primarily due to additional headcount and pre-selling activities for our TAEUS product line. Currently, our marketing efforts are through our website and attendance of key industry meetings. Subsequent to the period ending June 30, 2020 we began hiring and training additional staff to support our sales efforts. As we seek to complete the development and commercialization of our TAEUS applications, we intend to build a small sales and marketing team to train and support global ultrasound distributors, as well as execute traditional marketing activities such as promotional materials, electronic media and participation in industry conferences.

General and Administrative

General and administrative expenses for the three months ended June 30, 2020 were $1,269,467, compared to $932,021 for the three months ended June 30, 2019, an increase of $337,446, or 36%. Our wage and related expenses for the three months ended June 30, 2020 were $556,424, compared to $501,850 for the three months ended June 30, 2019. Wage and related expenses in the three months ended June 30, 2020 included $53,751 for bonuses and $225,833 of stock compensation expense related to the issuance and vesting of options, compared to $58,731 for bonuses, $178,905 of stock compensation expense related to the issuance and vesting of options for the three months ended June 30, 2019. Our professional fees, which include legal, audit, and investor relations, for the three months ended June 30, 2020 were $592,529, compared to $334,486 for the three months ended June 30, 2019.

Amortization of Debt Discount

During the three months ended June 30, 2020, we incurred non-cash expenses of $3,858 related to the amortization of debt discount incurred as result of our issuance of our convertible notes and warrants issued in July 2019. There were no such expenses during the three months ended June 30, 2019.

Net Loss

As a result of the foregoing, for the three months ended June 30, 2020, we recorded a net loss of $2,893,872, compared to a net loss of $2,334,371 for the three months ended June 30, 2019.

Six months ended June 30, 2020 and 2019

Revenue

We had no revenue during the six months ended June 30, 2020 and 2019.

Cost of Goods Sold

We had no cost of goods sold during the six months ended June 30, 2020 and 2019.

Research and Development

Research and development expenses were $3,005,195 for the six months ended June 30, 2020, as compared to $3,078,306 for the six months ended June 30, 2019, a decrease of $73,111, or 2%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses decreased from the same period for the prior year as we completed development of the TAEUS product and began focusing our spending on commercialization of the product that has been developed.

Sales and Marketing

Sales and marketing expenses were $249,718 for the six months ended June 30, 2020, as compared to $145,161 for the six months ended June 30, 2019, an increase of $104,557, or 72%. The increase was primarily due to additional headcount and pre-selling activities for our TAEUS product line. Currently, our marketing efforts are through our website and attendance of key industry meetings. Subsequent to the period ending June 30, 2020 we began hiring and training additional staff to support our sales efforts. As we seek to complete the development and commercialization of our TAEUS applications, we intend to build a small sales and marketing team to train and support global ultrasound distributors, as well as execute traditional marketing activities such as promotional materials, electronic media and participation in industry conferences.

General and Administrative

Our general and administrative expenses for the six months ended June 30, 2020 were $2,737,212, compared to $1,848,924 for the six months ended June 30, 2019, an increase of $888,288, or 48%. Our wage and related expenses for the six months ended June 30, 2020 were $1,203,867, compared to $910,194 for the six months ended June 30, 2019. Wage and related expenses in the six months ended June 30, 2020 included $119,944 for bonuses and $475,418 of stock compensation expense related to the issuance and vesting of options, compared to $93,102 for bonuses, $350,742 of stock compensation expense related to the issuance and vesting of options for the six months ended June 30, 2019. Our professional fees, which include legal, audit, and investor relations, for the six months ended June 30, 2020 were $1,261,804, compared to $692,305 for the six months ended June 30, 2019.

Amortization of Debt Discount

During the six months ended June 30, 2020, we incurred non-cash expenses of $232,426 related to the amortization of debt discount incurred as result of our issuance of our convertible notes and warrants issued in July 2019. There were no such expenses during the six months ended June 30, 2019.

Net Loss

As a result of the foregoing, for the six months ended June 30, 2020, we recorded a net loss of $6,216,669, compared to a net loss of $5,083,107 for the six months ended June 30, 2019.

Liquidity and Capital Resources

To date we have funded our operations through private and public sales of our securities. As of June 30, 2020, we had $748,561 in cash. We have completed the following financing events from January 2019 through June 30, 2020:

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

● In March 2020, we entered into an at-the-market equity offering sales agreement (the “ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) to sell shares of our common stock for aggregate gross proceeds of up to $7.2 million, from time to time, through an “at-the-market” equity offering program under which Wainwright acts as sales agent. Pursuant to the ATM Agreement, Wainwright may sell the shares in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 under the Securities Act, including sales made directly on or through the Nasdaq Capital Market. If agreed to in a separate terms agreement, we may sell shares to Wainwright as principal at a purchase price agreed upon by Wainwright and the Company. Wainwright may also sell shares in negotiated transactions with our prior approval. The offer and sale of the shares pursuant to the ATM Agreement will terminate upon the earlier of (a) the issuance and sale of all of the shares subject to the ATM Agreement or (b) the termination of the ATM Agreement by Wainwright or us pursuant to its terms. As of June 30, 2020, we had issued 882,493 shares of our common stock in return for gross proceeds of $791,474 from the at-the-market facility.

●
During the three months ended June 30, 2020, we received a total of $337,084 in proceeds from loans from both the SBA and Toronto-Dominion Bank related to Coronavirus aid relief. Please see Note 7 for a further description of these loans,

We believe that cash on hand at June 30, 2020 will only be sufficient to fund our current operations into the third quarter of 2020. We will need additional capital to execute our commercialization plan and if we do not raise additional capital in the next several months we will need to significantly slow or pause our business activities until such time as we are able to raise additional capital. We continue to evaluate and manage our capital needs to support our clinical, regulatory and operational activities and prepare for the results of our human studies data and EU commercialization. Subsequent to June 30, 2020, we received approximately $2.2 million from the exercise of warrants for reduced exercise prices and are seeking stockholder approval under Nasdaq rules in order to issue additional shares of common stock upon the exercise of certain warrants at reduced exercise prices. We are also exploring potential financing options that may be available to us, including additional sales of our common stock through the ATM Agreement and by causing the mandatory exercise of our warrants issued on December 11, 2019 for cash for those warrants that have not yet been exercised. However, we have no commitments to obtain any additional funds, and there can be no assurance funds will be available in sufficient amounts or on acceptable terms. If we are unable to obtain sufficient additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the six months ended June 30, 2020, we incurred net losses of $6,216,669 and used cash in operations of $6,582,292. These and other factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the accompanying financial statements. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the six months ended June 30, 2020, we used $6,582,292 of cash in operating activities primarily as a result of our net loss of $6,216,669, offset by share-based compensation of $1,057,120, amortization of debt discount of $232,426, depreciation expense of $44,014, amortization of Right of Use assets of $32,199, and net changes in operating assets and liabilities of $(1,689,122).

During the six months ended June 30, 2019, we used $4,198,607 of cash in operating activities primarily as a result of our net loss of $5,083,107, which included non-cash charges for share-based compensation of $659,217, depreciation expenses of $39,744, and net changes in operating assets and liabilities of $(185,539).

Investing Activities

During the six months ended June 30, 2020, the Company used $22,350 in investing activities related to purchases of equipment.

During the six months ended June 30, 2019, the Company used $5,238 in investing activities related to purchase of equipment.

Financing Activities

During the six months ended June 30, 2020, financing activities provided $1,178,996, including $50,438 in proceeds from warrant exercises, $337,084 in proceeds from loans, $791,474 in proceeds from issuance of common stock, and $42,260 paid on account of repayment of notes.

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

Until we can generate a sufficient amount of revenue from our TAEUS platform applications, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. As described below, the COVID-19 pandemic has impacted our business operations to some extent and is expected to continue to do so and, in light of the effect of such pandemic on financial markets, these impacts may include reduced access to capital. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts or perhaps even cease the operation of our business. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or applications or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Coronavirus (“COVID-19”) Pandemic

The COVID-19 outbreak, which the World Health Organization has classified as a pandemic, has prompted governments and regulatory bodies throughout the world to issue “stay-at-home” or similar orders, and enact restrictions on the performance of “non-essential” services, public gatherings and travel.

Beginning in March 2020, we undertook precautionary measures intended to help minimize the risk of the virus to our employees, including requiring most employees to work remotely, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. As a cash-conserving measure taken in light of the adverse economic conditions caused by the COVID-19 pandemic, in April 2020 we reduced the cash salaries of members of management by 33% for the remainder of 2020, including the salaries of our executive officers. In lieu of cash, the Company is paying this portion of management salaries in the form of restricted stock units that vest over the remainder of the year. Additionally, we amended our Non-Employee Director Compensation Policy to provide that our non-employee directors’ annual retainers for the second, third and fourth fiscal quarters of 2020 shall be paid in in the form of restricted stock units rather than cash. To date we do not believe these actions have had a significant negative impact on our operations. However, these actions or additional measures we may undertake may ultimately delay progress on our developmental goals or otherwise negatively affect our business. In addition, third-party actions taken to contain its spread and mitigate its public health effects of COVID-19 may negatively affect our business.

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

Off-Balance Sheet Transactions

At June 30, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of June 30, 2020: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that could affect these controls during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

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

We will need to raise additional capital to meet our business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

We have a history of losses from operations and expect to continue to incur losses until we are able to significantly grow our revenues. During the quarter ended June 30, 2020 we had an operating loss of $2.9 million and, as of August 13, 2020, we had approximately $2,413,762 in cash. Accordingly, we will need additional financing to maintain our business and execute our business plan. Such financing may not be available on favorable terms, if at all.

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

If we fail to regain compliance with the minimum closing bid requirement and maintain compliance with the Stockholders’ Equity requirements of the Nasdaq Capital Market or to satisfy other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the Nasdaq Capital Market. To maintain this listing, we must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”) and minimum stockholders’ equity of $2.5 million under Nasdaq Listing Rule 5550(b)(1) (the “Equity Rule”).

On April 24, 2020, we received a notification letter from Nasdaq informing us that for 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share. This notice had no immediate effect on our Nasdaq listing, and we had 180 calendar days from July 1, 2020, or until December 28, 2020, to regain compliance.

The closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days to regain compliance with the Bid Price Rule. If by December 28, 2020 we have not regained compliance with the bid price requirement, a second 180-day compliance period may be available, provided (i) we meet the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on Nasdaq (except for the bid price requirement), and (ii) we provide written notice to Nasdaq of our intention to cure this deficiency during the second compliance period by effecting a reverse stock split, if necessary.

Additionally, as of June 30, 2020 we did not satisfy the Equity Rule due to shareholders’ equity at that time being less than $2.5 million. Since that time, our shareholders’ equity increased to $3.4 million as of August 13, 2020 as a result of cash proceeds from the exercise of warrants and sales of common stock from out ATM Agreement. Although we had regained compliance with the Equity Rule as of such date, Nasdaq may still issue us a notification letter relating to the failure to satisfy the Equity Rule as of June 30, 2020 and there is no guarantee that we will maintain compliance with the Equity Rule in the future.

If we are unable to regain compliance with the Bid Price Rule by December 28, 2020 or if we fail to maintain compliance with any of the other continued listing requirements, including the Equity Rule, our common stock may be delisted from Nasdaq, which could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, could adversely impact our business, including our pre-sales activities, clinical trials and ability to obtain regulatory approvals.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”), surfaced in Wuhan, China. Since then, COVID-19 has spread to countries around the world and has been declared a pandemic by the World Health Organization. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting and may vary from location to location. Beginning in March 2020, we undertook temporary precautionary measures to help minimize the risk of the virus to our employees, including by requiring most employees to work remotely, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. As a cash-conserving measure taken in light of the adverse economic conditions caused by the COVID-19 pandemic, in April 2020 we reduced the cash salaries of members of management by 33% for the remainder of 2020, including the salaries of our executive officers. In lieu of cash, the Company is paying this portion of management salaries in the form of restricted stock units that vest over the remainder of the year. Additionally, we amended our Non-Employee Director Compensation Policy to provide that our non-employee directors’ annual retainers for the second, third and fourth fiscal quarters of 2020 shall be paid in in the form of restricted stock units rather than cash. We may take additional measures, any of which could negatively affect our business. In addition, third-party actions taken to contain its spread and mitigate its public health effects of COVID-19 may negatively affect our business.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On June 1, 2020, the Company agreed to issue 30,000 shares of common stock to Trending Equities Corp. for services. In connection with the issuance of the shares of common stock, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 12, 2017)
3.2
Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 18, 2020).

3.3
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

4.2	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 11, 2019)
4.3	Form of Warrant issued in December 2019 Series A Convertible Preferred Stock Offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 11, 2019)
4.4	Certificate of Designations of Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 26, 2019)
4.5	Form of Warrant issued in December 2019 Series B Convertible Preferred Stock Offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 26, 2019)
10.1
U.S. Small Business Administration Paycheck Protection Program Note, issued by the Company to First Republic Bank (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 14, 2020)

10.2	Non-Employee Director Compensation Policy* (filed herewith)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

ENDRA LIFE SCIENCES INC.

Date: August 14, 2020	By:	/s/ Francois Michelon
Francois Michelon
Chief Executive Officer and Chairman (Principal Executive Officer)

ENDRA LIFE SCIENCES INC.

Date: August 14, 2020	By:	/s/ David Wells
David Wells
Chief Financial Officer (Principal Financial and Accounting Officer)