Form 10-Q
period 2020-09-30
ENDRA Life Sciences Inc.
filed 2020-11-16
CIK 1681682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

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

As of November 13, 2020, there were, 25,103,624 shares of our common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
ENDRA Life Sciences Inc.
Condensed Consolidated Balance Sheets

	September 30,	December 31,
Assets	2020	2019
Assets	(unaudited)
Cash	$3,793,292	$6,174,207
Prepaid expenses	561,554	116,749
Inventory	323,208	113,442
Other current assets	101,451	130,701
Total Current Assets	4,779,505	6,535,099
Other Assets
Fixed assets, net	225,620	236,251
Right of use assets	356,060	404,919
Total Assets	$5,361,185	$7,176,269

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,325,005	$1,708,525
Convertible notes payable, net of discount	-	298,069
Lease liabilities, current portion	73,624	66,193
Total Current Liabilities	1,398,629	2,072,787

Long Term Debt
Loans	337,084	-
Lease liabilities	290,489	342,812
Total Long Term Debt	627,573	342,812

Total Liabilities	2,026,202	2,415,599

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized; 190 and 6,338 shares issued and outstanding, respectively	1	1
Series B Convertible Preferred Stock, $0.0001 par value; 1,000 shares authorized; no shares and 352 shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 25,015,710 and 8,421,401 shares issued and outstanding, respectively	2,500	842
Additional paid in capital	58,281,673	49,933,736
Stock payable	224,163	43,528
Stock receivable	(85,626)	-
Accumulated deficit	(55,087,728)	(45,217,437)
Total Stockholders’ Equity	3,334,983	4,760,670
Total Liabilities and Stockholders’ Equity	$5,361,185	$7,176,269

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Operations
 (Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Operating Expenses
Research and development	$1,769,339	$1,468,441	$4,774,534	$4,546,746
Sales and marketing	139,751	100,203	389,469	245,364
General and administrative	1,346,360	1,071,889	4,083,572	2,920,815
Total operating expenses	3,255,450	2,640,533	9,247,575	7,712,925

Operating loss	(3,255,450)	(2,640,533)	(9,247,575)	(7,712,925)

Other Expenses
Amortization of debt discount	-	(728,417)	(232,426)	(728,417)
Other income (expense)	(2,621)	(44,612)	5,261	(55,328)
Total other expenses	(2,621)	(773,029)	(227,165)	(783,745)

Loss from operations before income taxes	(3,258,071)	(3,413,562)	(9,474,740)	(8,496,670)

Provision for income taxes	-	-	-	-

Net Loss	$(3,258,071)	$(3,413,562)	$(9,474,740)	$(8,496,670)

Deemed dividend	(395,551)	-	(395,551)	-

Net Loss attributable to common stockholders	$(3,653,622)	$(3,413,562)	$(9,870,291)	$(8,496,670)

Net loss per share – basic and diluted	$(0.15)	$(0.46)	$(0.41)	$(1.14)

Weighted average common shares – basic and diluted	23,889,591	7,428,788	23,808,012	7,424,713

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

Nine Months Ended September 30, 2019	Series A Convertible		Series B Convertible
	Preferred Stock		Preferred Stock		Common stock						Total
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Stock Receivable	Stock Payable	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2018	-	$-	-	$-	7,422,642	$742	$33,939,162	$-	$-	$(27,691,696)	$6,248,208
Common stock issued for note conversions	-	-	-	-	94,233	$9	$140,396	$-	-	-	$140,405
Fair value of vested stock options	-	-	-	-	-	-	1,020,300	-	-	-	1,020,300
Debt discount	-	-	-	-	-	-	2,490,501	-	-	-	2,490,501
Net loss			-	-	-	-	-	-	-	(8,496,670)	(8,496,670)
Balance as of September 30, 2019	-	$-	-	$-	7,516,875	$751	$37,590,359	$-	$-	$(36,188,366)	$1,402,744

Nine Months Ended September 30, 2020	Series A Convertible		Series B Convertible
	Preferred Stock		Preferred Stock		Common stock						Total
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Stock Receivable	Stock Payable	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2019	6,338	$1	352	$-	8,421,401	$842	$49,933,736	$-	$43,528	$(45,217,437)	$4,760,670
Series A Convertible Preferred Stock converted to common stock	(6,148)	-	-	-	7,173,226	717	79,997	-	(80,715)	-	-
Series B Convertible Preferred Stock converted to common stock	-	-	(352)	-	360,279	36	1,633	-	(1,669)	-	-
Common stock issued for cash	-	-	-	-	1,421,858	142	1,321,747	-	-	-	1,321,889
Common stock issued for note conversions	-	-	-	-	331,441	33	493,814	-	-	-	493,847
Common stock issued for warrant exercises	-	-	-	-	7,098,108	709	4,999,329	(85,626)	-	-	4,914,411
Common stock issued for services	-	-	-	-	52,099	5	67,295	-	-	-	67,300
Common stock issued for RSUs	-	-	-	-	157,298	16	110,093	-	-	-	110,109
Cost of funding	-	-	-	-	-	-	(270,328)	-	-	-	(270,328)
Fair value of vested stock options	-	-	-	-	-	-	1,196,445	-	-	-	1,196,445
Deemed dividend	-	-	-	-	-	-	395,551	-	-	(395,551)	-
Stock payable towards -											-
- Preference Dividend	-	-	-	-	-	-	(47,640)	-	47,640	-	-
- Consultants	-	-	-	-	-	-	-	-	30,000	-	30,000
- RSUs to board and management	-	-	-	-	-	-	-	-	185,378	-	185,378
Net loss	-	-	-	-	-	-	-	-	-	(9,474,740)	(9,474,740)
Balance as of September 30, 2020	190	$1	-	$-	25,015,710	$2,500	$58,281,673	$(85,626)	$224,163	$(55,087,728)	$3,334,983

Three Months Ended September 30, 2019	Series A Convertible		Series B Convertible
	Preferred Stock		Preferred Stock		Common stock						Total
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Stock Receivable	Stock Payable	Accumulated Deficit	Stockholders' Equity
Balance as of June 30, 2019	-	$-	-	$-	7,422,642	$742	$34,598,379	$-	$-	$(32,774,804)	$1,824,317
Common stock issued for note conversions					94,233	$9	$140,396	$-		$-	$140,405
Fair value of vested stock options	-	-	-	-	-	-	361,083	-	-	-	361,083
Debt Discount							2,490,501	-		-	2,490,501
Net loss	-	-	-	-	-	-	-	-	-	(3,413,562)	(3,413,562)
Balance as of September 30, 2019	-	$-	-	$-	7,516,875	$751	$37,590,359	$-	$-	$(36,188,366)	$1,402,744

Three Months Ended September 30, 2020	Series A Convertible		Series B Convertible
	Preferred Stock		Preferred Stock		Common stock						Total
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Stock Receivable	Stock Payable	Accumulated Deficit	Stockholders' Equity
Balance as of June 30, 2020	896	$1	-	$-	16,437,491	$1,644	$52,227,904		$181,437	$(51,434,106)	$976,880
Series A Convertible Preferred Stock converted to common stock	(706)	-	-	-	811,423	81	4,709	-	(4,790)	-	-
Series B Convertible Preferred Stock converted to common stock	-	-	-	-	-	-	-	-	-	-	-
Common stock issued for cash	-	-	-	-	539,365	54	530,362	-	-	-	530,416
Common stock issued for note conversions	-	-	-	-	-	-	-	-	-	-	-
Common stock issued for warrant exercises	-	-	-	-	7,040,133	702	4,948,897	(85,626)	-	-	4,863,973
Common stock issued for services	-	-	-	-	30,000	3	27,297	-	(27,300)	-	-
Common stock issued for RSUs	-	-	-	-	157,298	16	110,093	-	-	-	110,109
Cost of funding	-	-	-	-	-	-	(243,028)	-	-	-	(243,028)
Fair value of vested stock options	-	-	-	-	-	-	282,419	-	-	-	282,419
Deemed dividend	-	-	-	--			395,551	-	-	(395,551)	-
Stock payable towards -	-	-	-	-	-	-	-	-	-	-	-
- Preference Dividend	-	-	-	-	-	-	(2,531)	-	2,531	-	-
- Consultants	-	-	-	-	-	-	-	-	30,000	-	30,000
- RSUs to board and management	-	-	-	-	-	-	-	-	42,284	-	42,284
Net loss	-	-	-	-	-	-	-	-	-	(3,258,071)	(3,258,071)
Balance as of September 30, 2020	190	$1	-	$-	25,015,710	$2,500	$58,281,673	$(85,626)	$224,162	$(55,087,728)	$3,334,983

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Cash Flows
 (Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(9,474,740)	$(8,496,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	45,114	59,673
Common stock, options and warrants issued for services	1,559,232	1,020,300
Amortization of debt discount	232,426	728,417
Amortization of right of use assets	48,859	-
Stock payable for investor relations	30,000	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(444,805)	(61,234)
Decrease in lease liability	(44,892)	-
Increase in inventory	(209,766)	(68,387)
Decrease (increase) in other asset	29,250	(93,075)
(Decrease) increase in accounts payable and accrued liabilities	(444,167)	229,640
Net cash used in operating activities	(8,673,489)	(6,681,336)

Cash Flows from Investing Activities
Purchases of fixed assets	(10,483)	(5,238)
Net cash used in investing activities	(10,483)	(5,238)

Cash Flows from Financing Activities
Proceeds from senior secured convertible promissory notes, net of fees	-	2,490,501
Proceeds from warrant exercise	4,644,084	-
Proceeds from loans	337,084	-
Proceeds from issuance of common stock	1,321,890	-
Net cash provided by financing activities	6,303,058	2,490,501

Net decrease in cash	(2,380,914)	(4,196,073)

Cash, beginning of period	6,174,207	6,471,375

Cash, end of period	$3,793,293	$2,275,302

Supplemental disclosures of cash items
Interest paid	$1,920	$-
Income tax paid	$-	$-

Supplemental disclosures of non-cash items
Discount on convertible notes	$-	$2,490,501
Conversion of convertible notes and accrued interest	$493,814	$140,405
Deemed dividend related to warrant repriced	$395,551
Conversion of Series A Convertible Preferred Stock	$(717)	$-
Conversion of Series B Convertible Preferred Stock	$(36)	$-
Stock dividend payable	$(47,641)	$-
Right of use asset	$356,060	$(420,488)
Lease liability	$364,113	$424,210

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Notes to Condensed Consolidated Financial Statements
For the nine months ended September 30, 2020 and 2019
(Unaudited)

Note 1 – Nature of the Business

ENDRA Life Sciences Inc. (“ENDRA” or the “Company”) has developed and is continuing to develop technology for increasing the capabilities of clinical diagnostic ultrasound to broaden patient access to the safe diagnosis and treatment of a number of significant medical conditions in circumstances where expensive X-ray computed tomography (“CT”) and magnetic resonance imaging (“MRI”) technology is unavailable or impractical.

ENDRA was incorporated on July 18, 2007 as a Delaware corporation.

ENDRA Life Sciences Canada Inc. was organized under the laws of Ontario, Canada on July 6, 2017, and is wholly owned by the Company.

ENDRA Life Sciences Holding B.V. was organized under the laws of The Netherlands on July 27, 2020 and is wholly owned by the Company.

ENDRA Life Sciences Ltd. was organized under the laws of the United Kingdom on August 5, 2020 and is wholly owned by ENDRA Life Sciences Holding B.V.

ENDRA Life Sciences B.V. was organized under the laws of The Netherlands on August 11, 2020 and is wholly owned by ENDRA Life Sciences Holding B.V.

ENDRA Life Sciences GmbH was organized under the laws of Germany on September 9, 2020 and is wholly owned by ENDRA Life Sciences Holding B.V.

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

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2020 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to estimates related to the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ended December 31, 2020. The balance sheet at December 31, 2019 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in ENDRA Life Sciences Inc. annual financial statements for the twelve months ended December 31, 2019 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 26, 2020.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of September 30, 2020 and December 31, 2019, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. At September 30, 2020 and December 31, 2019 the Company recorded a lease liability of $364,113 and $409,005, respectively.

Revenue Recognition

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the nine months ended September 30, 2020 and 2019, the Company incurred $4,774,534 and $4,546,746 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 9,906,186 and 24,949,725 potentially dilutive shares, which include shares of common stock issuable upon the exercise or conversion of outstanding preferred stock, stock options, warrants, and convertible notes, as of September 30, 2020 and December 31, 2019, respectively.

The potentially dilutive shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	September 30, 2020	December 31, 2019
Options to purchase common stock	3,403,874	3,449,319
Warrants to purchase common stock	6,283,590	13,496,924
Shares issuable upon conversion of notes	-	362,568
Shares issuable upon conversion of Series A Preferred Stock	218,722	7,285,651
Shares issuable upon conversion of Series B Preferred Stock	-	355,263
Potentially dilutive shares excluded	9,906,186	24,949,725

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

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other share-based awards to its employees, consultants and non-employee members of the board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2020, the pool of shares issuable under the Omnibus Plan automatically increased by 3,202,280 shares from 2,649,378 shares to 5,861,658. As of September 30, 2020, there were 2,457,784 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Debt Discount

The Company determined if its convertible promissory notes should be accounted for as liability or equity under ASC Topic 480, “Liabilities — Distinguishing Liabilities from Equity.” ASC Topic 480 applies to certain contracts involving a company’s own equity, and requires that issuers classify the following freestanding financial instruments as liabilities: mandatorily redeemable financial instruments, obligations that require or may require repurchase of the issuer’s equity shares by transferring assets (e.g., written put options and forward purchase contracts), and certain obligations where at inception the monetary value of the obligation is based solely or predominantly on:

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to September 30, 2020 of $55,087,728. The Company had working capital of $3,380,876 as of September 30, 2020. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended September 30, 2020 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. As described further below under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” the COVID-19 pandemic has impacted our business operations to some extent and is expected to continue to do so and, in light of the effect of such pandemic on financial markets, these impacts may include reduced access to capital. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of, or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

The Company considered recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Inventory

As of September 30, 2020 and December 31, 2019, inventory consisted of raw materials and subassemblies to be used in the assembly of a TAEUS system. As of September 30, 2020, the Company had no orders pending for the sale of a TAEUS system. As of September 30, 2020 and December 31, 2019, the Company had inventory valued at $323,208 and $113,442, respectively.

Note 4 – Fixed Assets

As of September 30, 2020 and December 31, 2019, fixed assets consisted of the following:

	September 30, 2020	December 31, 2019
Property, leasehold and capitalized software	$718,902	$679,179
TAEUS development and testing	60,708	43,596
Accumulated depreciation	(533,990)	(486,524)
Fixed assets, net	$225,620	$236,251

Depreciation expense for the nine months ended September 30, 2020 and 2019 was $67,464 and $59,673, respectively.

Note 5 – Accounts Payable and Accrued Liabilities

As of September 30, 2020 and December 31, 2019, current liabilities consisted of the following:

	September 30, 2020	December 31, 2019
Accounts payable	$874,071	$1,278,431
Accrued payroll	153,844	94,862
Accrued bonuses	291,340	295,794
Accrued employee benefits	5,750	5,750
Accrued interest	-	9,738
Insurance premium financing	-	23,950
Total	$1,325,005	$1,708,525

Note 6 – Bank Loans

U.S. SBA Paycheck Protection Program

In April 2020, the Company issued a U.S. Small Business Administration (“SBA”) Paycheck Protection Program Note (the “SBA Note”) to First Republic Bank (the “Lender”) for a loan in the principal amount of $308,600.00 (the “SBA Loan”) under the Paycheck Protection Program (“PPP”) promulgated under the Coronavirus Aid, Relief and Economic Security Act of 2020, as modified by the Paycheck Protection Program Flexibility Act of 2020. The SBA Loan bears interest at a rate per annum of 1.00%. The term of the SBA Loan is two years, ending April 22, 2022 (the “Maturity Date”). No payments will be due on the SBA Loan until the Company’s application for forgiveness of the SBA Loan has been processed and completed (the “Deferment Period”), but interest will accrue during the Deferment Period. Following the Deferment Period, if the SBA Loan is not entirely forgiven, the Company must pay monthly principal and interest payments on the outstanding principal balance of the SBA Loan amortized over the term of the SBA Loan (the “SBA Loan Payments”), unless forgiven in whole or in part in accordance with the PPP regulations. These repayments will begin following the Deferment Period and until the Maturity Date.

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

Toronto-Dominion Bank Loan

On April 27, 2020, we entered into a commitment loan with TD Bank under the Canadian Emergency Business Account, in the principal aggregate amount of CAD 40,000, which is due and payable on December 31, 2022. This note bears interest on the unpaid balance at the rate of zero percent (0%) per annum during the initial term. Under this note no interest payments are due until January 1, 2023. Under the conditions of the loan, twenty-five percent (25%) of the loan will be forgiven if seventy-five percent (75%) is repaid prior to the initial term date.

Note 7 – Capital Stock

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

At September 30, 2020, the authorized capital of the Company consisted of 90,000,000 shares of capital stock, consisting of 80,000,000 shares of common stock with a par value of $0.0001 per share and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Preferred Stock and 1,000 shares of its preferred stock as Series B Preferred Stock, and the remainder of 9,989,000 shares remain authorized but undesignated.

As of September 30, 2020, there were 25,015,710 shares of common stock, 190.288 shares of Series A Preferred Stock, and no shares of Series B Preferred Stock issued and outstanding, and a stock payable balance of $224,162.

During the nine months ended September 30, 2020, the Company issued 7,173,226 shares of its common stock upon the conversion of 6,148.202 shares of its Series A Preferred Stock, and 360,279 shares of its common stock upon the conversion of 351.711 shares of its Series B Preferred Stock.

During the nine months ended September 30, 2020, the Company issued 331,441 shares of its common stock upon the conversion of $493,847 principal amount of, and in respect of accrued interest on, July 2019 Notes.

During the nine months ended September 30, 2020, the Company issued 7,098,108 shares of its common stock upon warrant exercises valued at $4,914,411.

During the nine months ended September 30, 2020, the Company issued 30,000 shares of its common stock to consultants pursuant to services agreements with these consultants.

During the nine months ended September 30, 2020, the Company issued 157,298 shares of its common stock to its employees pursuant to RSU agreements with these employees.

December 2019 Offering of Series A Preferred Stock, Common Stock and Warrants

On December 11, 2019, the Company completed a private placement offering in which it sold 6,338.490 shares of its Series A Preferred Stock and 904,526 shares of its common stock, along with warrants (the “December 11, 2019 Warrants”) exercisable for an aggregate of 8,190,225 shares of common stock, for approximately $7.9 million of gross proceeds. As of September 30, 2020, 190.288 shares of Series A Convertible Preferred Stock and December 11, 2019 Warrants exercisable for an aggregate 3,450,529 shares of common stock remained outstanding.

The Company has the right to cause each holder to convert their shares of Series A Preferred Stock if at any time (i) the simple average of the daily volume-weighted average price of the Company’s common stock for 10 consecutive trading days is greater than $1.74 (as adjusted for stock splits, stock dividends and similar transactions) and (ii) there is then an effective registration statement registering under the Securities Act of 1933, as amended (the “Securities Act”), the resale of the shares of common stock issuable upon such conversion of Series A Preferred Stock (the “Series A Forced Conversion Conditions”). The simple average of the Daily VWAP (as defined in the Series A Certificate of Designations) for the 10 consecutive trading days from January 8, 2020 to January 22, 2020, inclusive, was $1.82, satisfying the first Forced Conversion Condition. On January 27, 2020, the SEC declared effective the Company’s Registration Statement on Form S-3 (File No. 333-235883) registering under the Securities Act the resale of the shares of common stock issuable upon the conversion of Series A Preferred Stock, shares of common stock issued in the offering, and shares of common stock issuable upon the exercise of December 11, 2019 Warrants and December 11, 2019 Warrants.

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

December 2019 Offering of Series B Preferred Stock and Warrants

On December 19, 2019, the Company completed a private placement offering in which the Company sold 351.711 shares of its Series B Preferred Stock and warrants (the “December 19, 2019 Warrants”) exercisable for an aggregate of 426,316 shares of the Company’s common stock to the investors for approximately $405,000 of gross proceeds. As of September 30, 2020, no shares of Series A Convertible Preferred Stock and December 19, 2019 Warrants exercisable for an aggregate 24,737 shares of common stock remained outstanding.

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

Each December 19, 2019 Warrant entitles the holder to purchase a share of common stock for an exercise price equal to $0.99. The December 19, 2019 Warrants are exercisable commencing immediately upon issuance and expire on the date five years after the date of issuance, unless earlier terminated pursuant to the terms of the December 19, 2019 Warrants. The terms of the December 19, 2019 Warrants provide that the Company may deliver notice to the holders and, after a 30-day period following such notice, any unexercised December 19, 2019 Warrants will be forfeited, in the event that during the term of the December 19, 2019 Warrants (i) the average of the daily volume-weighted average price of Common Stock over any 10 consecutive trading days is greater than $1.98 (as adjusted for stock splits, stock dividends and similar transactions) and (ii) there is then an effective registration statement registering under the Securities Act the resale of the shares of Common Stock issuable upon such conversion of Preferred Stock (together, the “Series B Forced Conversion Conditions”). The December 19, 2019 Warrants provide for cashless exercise in the event there is no effective registration statement registering under the Securities Act the resale of the shares of common stock issuable upon exercise of such December 19, 2019 Warrants.

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

Note 8 – Common Stock Options and Restricted Stock Units (RSU’s)

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the 2016 Omnibus Incentive Plan (the “Omnibus Plan”) and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the nine months ended September 30, 2020 was determined to be $197,533 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 99% to 119%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 10 years. A summary of option activity under the Company’s Omnibus Plan as of September 30, 2020, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2019	3,449,319	$2.32	8.26
Granted	145,418	1.53	9.39
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(190,863)	-	-
Balance outstanding at September 30, 2020	3,403,874	$2.19	7.66
Exercisable at September 30, 2020	863,925	$4.20	5.24

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

As of September 30, 2020 the Company had issued and vested the following RSU’s:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance Outstanding at December 31, 2019	-	$-
Granted	674,019	0.70
Vested / Released	(422,123)	-
Forfeited	-	-
Cancelled or expired	-	-
Balance outstanding at September 30, 2020	251,293	$0.70

Note 9 – Common Stock Warrants

Warrant Conversions and Consent Solicitation

Certain holders of our warrants issued in private placements in (i) June 2018, exercisable for an aggregate of 283,337 shares of common stock, (ii) July 2019, exercisable for an aggregate of 1,910,540 shares of common stock, and (iii) December 2019, exercisable for an aggregate of 8,958,358 shares of common stock (collectively, the “Private Warrants”) indicated to the Company that they were willing to exercise their Private Warrants at reduced exercise prices. Our board of directors approved the Company’s partially waiving the exercise prices of Private Warrants to provide for reduced exercised prices which resulted in a deemed dividend. Prices were subsequently agreed upon between the Company and each exercising warrant holder, and Company's obtaining stockholder approval for the issuance of an aggregate number of shares of the Company’s common stock upon the exercise of Private Warrants greater than 19.99% of the number of shares outstanding prior to any such issuance, in compliance with Nasdaq Listing Rule 5635(d).

During the nine months ended September 30, 2020, the Company issued an aggregate of 7,098,108 shares of its common stock upon Private Warrant exercises for gross proceeds of $4,914,411.

The following table summarizes all stock warrant activity of the Company for the nine months ended September 30, 2020:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Balance outstanding at December 31, 2019	13,496,924	$2.02	4.07
Granted	-	-	-
Exercised	(7,098,108)	0.71	3.64
Forfeited	-	-	-
Expired	(115,226)	-	-
Balance outstanding at September 30, 2020	6,283,590	$2.83	3.03
Exercisable at September 30, 2020	6,283,590	$2.83	3.03

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at September 30, 2020 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 4.67 years.

As of September 30, 2020, the maturities of operating lease liabilities are as follows:

Operating Lease
2020	$24,697
2021	101,752
2022	104,793
2023	107,954
2024 and beyond	111,193
Total	$450,389
Less: amount representing interest	(86,276)
Present value of future minimum lease payments	364,113
Less: current obligations under leases	73,624
Long-term lease obligations	$290,489

For the three months ended September 30, 2020 and 2019, the Company incurred rent expenses of $29,581 and $24,298, respectively.
For the nine months ended September 30, 2020 and 2019, the Company incurred rent expenses of $90,484 and $76,805, respectively.

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

Note 11 – Subsequent Events

Common Stock Issued

Subsequent to the period ended September 30, 2020, the Company issued a total of 192,067 shares of common stock in return for net proceeds of $132,654 from sales through its ATM facility.

Subsequent to the period ended September 30, 2020, the Company issued 32,258 shares of its common stock for services.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, the terms “we,” “us,” “our,” “ENDRA” and the “Company” refer to ENDRA Life Sciences Inc., a Delaware corporation, and its direct and indirect subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and related notes thereto in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals and product launches. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our limited commercial experience, limited cash and history of losses; our ability to obtain adequate financing to fund our business operations in the future; our ability to achieve profitability; our ability to develop a commercially feasible application based on our Thermo-Acoustic Enhanced Ultrasound (“TAEUS”) technology; market acceptance of our technology; uncertainties associated with COVID-19 or coronavirus, including its possible effects on our operations; results of our human studies, which may be negative or inconclusive; our ability to find and maintain development partners; our reliance on collaborations and strategic alliances and licensing arrangements; the amount and nature of competition in our industry; our ability to protect our intellectual property; potential changes in the healthcare industry or third-party reimbursement practices; delays and changes in regulatory requirements, policy and guidelines including potential delays in submitting required regulatory applications for Food and Drug Administration (“FDA”) approval; our ability to obtain and maintain CE mark certification and secure required FDA and other governmental approvals for our TAEUS applications; our ability to comply with regulation by various federal, state, local and foreign governmental agencies and to maintain necessary regulatory clearances or approvals; and the other risks and uncertainties described in the Risk Factors section of our Annual Report on Form 10-K for the period ended December 31, 2019, as filed with the SEC on March 26, 2020, and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

In November 2017, we engaged two firms that specialize in medical device software development to commence productization of our TAEUS device targeting NAFLD. The agreements call for these vendors to provide us with the specialized engineering resources necessary to translate our current prototype TAEUS device into a clinical product that meets Conformité Européene (“CE”) regulatory requirements required for commercial launch in the European Union followed by U.S. Food and Drug Administration (“FDA”) submission for the U.S. market.

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

In March 2020, we received CE mark approval for our TAEUS FLIP (Fatty Liver Imaging Probe) System. The CE marking indicates that TAEUS FLIP System complies with all applicable European Directives and Regulations in the European Union and other CE mark geographies, including the 27 EU member states.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of headcount and consulting costs, and marketing and tradeshow expenses. Currently, our marketing efforts are through our website and attendance of key industry meetings and conferences. In connection with the commercialization of our TAEUS applications, we are building a small sales and marketing team to train and support global ultrasound distributors, and expect to execute traditional marketing activities such as promotional materials, electronic media and participation in industry events and conferences. In September 2020, we hired a full-time sales representative in the United Kingdom.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as for accounting, consulting and legal services.

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

Share-based Compensation

Our 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other stock awards to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2020, the pool of shares issuable under the Omnibus Plan automatically increased by 3,202,280 shares from 2,649,378 shares to 5,861,658. As of September 30, 2020, there were 2,457,784 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Results of Operations

Three months ended September 30, 2020 and 2019

Revenue

We had no revenue during the three months ended September 30, 2020 and 2019.

Cost of Goods Sold

We had no cost of goods sold during the three months ended September 30, 2020 and 2019.

Research and Development

Research and development expenses were $1,769,339 for the three months ended September 30, 2020, as compared to $1,468,441 for the three months ended September 30, 2019, an increase of $300,898, or 20%. The costs include primarily wages, fees and equipment for the development of our TAEUS product. Research and development expenses increased from the same period for the prior year based on increased spending for regulatory activities and product development.

Sales and Marketing

Sales and marketing expenses were $139,751 for the three months ended September 30, 2020, as compared to $100,203 for the three months ended September 30, 2019, an increase of $39,548, or 39%. The increase was primarily due to additional headcount and pre-selling activities for our TAEUS product. Currently, our marketing efforts are through our website and attendance of key industry meetings, including by a virtual exhibit when meetings are not held in-person. Subsequent to the period ending September 30, 2020, we began hiring and training additional staff to support our sales efforts.

General and Administrative

General and administrative expenses for the three months ended September 30, 2020 were $1,346,360, compared to $1,071,889 for the three months ended September 30, 2019, an increase of $274,471, or 26%. Our wage and related expenses for the three months ended September 30, 2020 were $443,913, compared to $549,115 for the three months ended September 30, 2019. Wage and related expenses in the three months ended September 30, 2020 included $53,751 for bonuses and $151,947 of stock compensation expense related to the issuance and vesting of options and RSU’s, compared to $58,731 for bonuses, $182,949 of stock compensation expense related to the issuance and vesting of options for the three months ended September 30, 2019. Our professional fees, which include legal, audit, and investor relations, for the three months ended September 30, 2020 were $718,397, compared to $382,657 for the three months ended September 30, 2019.

Amortization of Debt Discount

During the three months ended September 30, 2019, we incurred non-cash expenses of $728,417 related to the amortization of debt discount incurred as result of our issuance of our convertible notes and warrants issued in July 2019. There were no such expenses during the three months ended September 30, 2020.

Net Loss

As a result of the foregoing, for the three months ended September 30, 2020, we recorded a net loss of $3,258,071, compared to a net loss of $3,413,562 for the three months ended September 30, 2019.

Nine months ended September 30, 2020 and 2019

Revenue

We had no revenue during the nine months ended September 30, 2020 and 2019.

Cost of Goods Sold

We had no cost of goods sold during the nine months ended September 30, 2020 and 2019.

Research and Development

Research and development expenses were $4,774,534 for the nine months ended September 30, 2020, as compared to $4,546,746 for the nine months ended September 30, 2019, an increase of $227,788, or 5%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses decreased from the same period for the prior year as we completed development of our initial TAEUS product and began focusing our spending on commercialization of the product that has been developed.

Sales and Marketing

Sales and marketing expenses were $389,469 for the nine months ended September 30, 2020, as compared to $245,364 for the nine months ended September 30, 2019, an increase of $144,105, or 59%. The increase was primarily due to additional headcount and pre-selling activities for our TAEUS product line. Currently, our marketing efforts are through our website and attendance of key industry meetings. Subsequent to the period ending September 30, 2020 we began hiring and training additional staff to support our sales efforts.

General and Administrative

Our general and administrative expenses for the nine months ended September 30, 2020 were $4,083,572, compared to $2,920,815 for the nine months ended September 30, 2019, an increase of $1,162,757, or 40%. Our wage and related expenses for the nine months ended September 30, 2020 were $1,647,780, compared to $1,459,309 for the nine months ended September 30, 2019. Wage and related expenses in the nine months ended September 30, 2020 included $173,695 for bonuses and $627,365 of stock compensation expense related to the issuance and vesting of options and RSU’s, compared to $151,833 for bonuses, $533,691 of stock compensation expense related to the issuance and vesting of options for the nine months ended September 30, 2019. Our professional fees, which include legal, audit, and investor relations, for the nine months ended September 30, 2020 were $1,980,201, compared to $1,074,963 for the nine months ended September 30, 2019.

Amortization of Debt Discount

During the nine months ended September 30, 2020, we incurred non-cash expenses of $232,426 related to the amortization of debt discount incurred as result of our issuance of our convertible notes and warrants issued in July 2019. During the nine months ended September 30, 2019, we incurred non-cash expenses of $728,417 related to the amortization of debt discount incurred as result of our issuance of our convertible notes and warrants issued in July 2019.

Net Loss

As a result of the foregoing, for the nine months ended September 30, 2020, we recorded a net loss of $9,474,740, compared to a net loss of $8,496,670 for the nine months ended September 30, 2019.

Liquidity and Capital Resources

To date we have funded our operations through private and public sales of our securities. As of September 30, 2020, we had $3,793,292 in cash. We have completed the following financing events from January 2019 through September 30, 2020:

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

● In March 2020, we entered into an at-the-market equity offering sales agreement (the “HCW ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) to sell shares of our common stock for aggregate gross proceeds of up to $7.2 million, from time to time, through an “at-the-market” equity offering program under which Wainwright acts as sales agent. On September 18, 2020 we terminated the HCW ATM Agreement with H.C. Wainwright & Co. We issued 882,493 shares of our common stock in return for gross proceeds of $791,474 from the at-the-market facility.

● On September 25, 2020, we entered into an at-the-market equity offering sales agreement (the “Ascendiant ATM Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”) to sell shares of our common stock for aggregate gross proceeds of up to $6.8 million, from time to time, through an “at-the-market” equity offering program under which Ascendiant acts as sales agent. Pursuant to the Ascendiant ATM Agreement, Ascendiant may sell the shares in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 under the Securities Act, including sales made directly on or through the Nasdaq Capital Market. If agreed to in a separate terms agreement, we may sell shares to Ascendiant as principal at a purchase price agreed upon by Ascendiant and the Company. Ascendiant may also sell shares in negotiated transactions with our prior approval. The offer and sale of the shares pursuant to the Ascendiant ATM Agreement will terminate upon the earlier of (a) the issuance and sale of all of the shares subject to the ATM Agreement or (b) the termination of the Ascendiant ATM Agreement by Ascendiant or us pursuant to its terms. As of September 30, 2020, we had issued no shares of our common stock under the Ascendiant ATM Agreement.

● During the nine months ended September 30, 2020, we received a total of $337,084 in proceeds from loans from both the U.S. Small Business Administration and Toronto-Dominion Bank related to Coronavirus aid relief. Please see Note 7 for a further description of these loans.

We believe that cash on hand at September 30, 2020 will only be sufficient to fund our current operations into the first quarter of 2021. We will need additional capital to execute our commercialization plan and if we do not raise additional capital in the next several months we will need to significantly slow or pause our business activities until such time as we are able to raise additional capital. We continue to evaluate and manage our capital needs to support our clinical, regulatory and operational activities and prepare for the results of our human studies data and EU commercialization. We are also exploring potential financing options that may be available to us, including additional sales of our common stock through the Ascendiant ATM Agreement and by causing the mandatory exercise of outstanding warrants issued on December 11, 2019 for cash in accordance with their terms. However, except for Ascendiant ATM Agreement, we have no commitments to obtain any additional funds, and there can be no assurance funds will be available in sufficient amounts or on acceptable terms. If we are unable to obtain sufficient additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying financial statements, during the nine months ended September 30, 2020, we incurred net losses of $9,474,740 and used cash in operations of $8,627,139. These and other factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the accompanying financial statements. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the nine months ended September 30, 2020, we used $8,673,489 of cash in operating activities primarily as a result of our net loss of $9,474,740, offset by share-based compensation of $1,559,232, amortization of debt discount of $232,426, depreciation expense of $45,114, amortization of Right of Use assets of $48,859, and net changes in operating assets and liabilities of $(1,114,380).

During the nine months ended September 30, 2019, we used $6,681,336 of cash in operating activities primarily as a result of our net loss of $8,496,670, which included non-cash charges for share-based compensation of $1,020,300, amortization of debt discount of $728,417, depreciation expenses of $59,673, and net changes in operating assets and liabilities of $6,944.

Investing Activities

During the nine months ended September 30, 2020, the Company used $10,483 in investing activities related to purchases of equipment.

During the nine months ended September 30, 2019, the Company used $5,238 in investing activities related to purchase of equipment.

Financing Activities

During the nine months ended September 30, 2020, financing activities provided $6,303,058, including $4,644,084 in proceeds from warrant exercises, $337,084 in proceeds from loans, and $1,321,890 in proceeds from issuance of common stock.

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

● complete regulatory filings required for marketing approval of our NAFLD TAEUS application in the United States;

● seek to hire a small internal marketing team to engage and support channel partners and clinical customers for our NAFLD TAEUS application;

● expand marketing of our NAFLD TAEUS application;

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

Coronavirus (“COVID-19”) Pandemic

The COVID-19 pandemic has prompted governments and regulatory bodies throughout the world to issue “stay-at-home” or similar orders, and enact restrictions on the performance of “non-essential” services, public gatherings and travel.

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

Additionally, on August 19, 2020, we received a notification letter from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, based on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, we no longer maintained the minimum $2.5 million stockholders’ equity required for continued listing on the Nasdaq Capital Market under Marketplace Rule 5550(b)(1) (the “Equity Rule”).

The notification letter had no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. The notification letter stated that, under Nasdaq rules, we had until October 5, 2020 to submit a plan to regain compliance with the Equity Rule. In accordance with the notification letter, we submitted a plan to regain compliance and are in discussions with Nasdaq regarding such plan and our ability to comply with the Equity Rule. If Nasdaq decides not to accept our plan to regain compliance, we will have the opportunity to appeal the decision to a hearings panel.

If our common stock were delisted from the Nasdaq Capital Market, it could, among other things, lead to a number of negative implications, including reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing.

Off-Balance Sheet Transactions

At September 30, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of September 30, 2020: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

To remediate our internal control weaknesses, management intends to implement the following measures, as finances allow:

● Adding sufficient accounting personnel or outside consultants to properly segregate duties and to effect a timely, accurate preparation of the financial statements. In October 2020, we engaged a contractor to assist us with certain accounting tasks, including preparation of financial statements and periodic reports filed with the Securities and Exchange Commission.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that could affect these controls during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

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

We have a history of losses from operations and expect to continue to incur losses until we are able to significantly grow our revenues. During the quarter ended September 30, 2020 we had an operating loss of $3,258,071 and, as of November 13, 2020, we had $2,953,642 in cash. Accordingly, we will need additional financing to maintain our business and execute our business plan. Such financing may not be available on favorable terms, if at all.

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

Additionally, on August 19, 2020, we received a notification letter from the Listing Qualifications Staff (the “Staff”) of Nasdaq notifying us that, based on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, we no longer maintained the minimum $2.5 million stockholders’ equity required for continued listing on the Nasdaq Capital Market under the Equity Rule.

The notification letter had no immediate effect on the listing of the Company’s common stock on the Nasdaq Capital Market. The notification letter stated that, under Nasdaq rules, we had until October 5, 2020 to submit a plan to regain compliance with the Equity Rule. In accordance with the notification letter, we submitted a plan to regain compliance and are in discussions with Nasdaq regarding such plan and our ability to comply with the Equity Rule. If Nasdaq decides not to accept our plan to regain compliance, we will have the opportunity to appeal the decision to a hearing panel.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On August 11, 2020, the Company issued 30,000 shares of common stock to Trending Equities Corp. for services. In connection with the issuance of the shares of common stock, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Subsequent to the period ending September 30, 2020 the Company issued 32,258 shares of common stock to Acorn Management Services for services. In connection with the issuance of the shares of common stock, the Company relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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

ENDRA LIFE SCIENCES INC.

Date: November 16, 2020	By:	/s/ Francois Michelon
Francois Michelon
Chief Executive Officer and Chairman (Principal Executive Officer)

ENDRA LIFE SCIENCES INC.

Date: November 16, 2020	By:	/s/ David Wells
David Wells
Chief Financial Officer (Principal Financial and Accounting Officer)