Form 10-K
period 2020-12-31
ENDRA Life Sciences Inc.
filed 2021-03-25
CIK 1681682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 001-37969

ENDRA Life Sciences Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0579295
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3600 Green Court, Suite 350, Ann Arbor, MI	48105-1570
(Address of Principal Executive Offices)	(Zip Code)

(734) 335-0468
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NDRA	The Nasdaq Stock Market LLC
Warrants, each to purchase one share of Common Stock	NDRAW	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2020, was approximately $23,166,096 based on the closing sales price of the common stock on such date as reported on the Nasdaq Capital Market.

As of March 24, 2021, there were 41,599,709 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2020. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

●
delays and changes in regulatory requirements, policy and guidelines, including potential delays in submitting required regulatory applications or other submissions with respect to U.S. Food and Drug Administration (“FDA”) or other regulatory agency approval;

●
our ability to maintain CE mark certification, and secure required FDA and other governmental approvals, for our TAEUS applications;

●
our ability to comply with regulation by various federal, state, local and foreign governmental agencies and to maintain necessary regulatory clearances or approvals;

●
our ability to maintain compliance with Nasdaq listing standards;

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

RISK FACTOR SUMMARY

Below is a bulleted summary of our principal risk factors, however this list does not fully represent all of our known risk factors.  We encourage you to carefully review the full risk factors contained in this Annual Report in their entirety for additional information regarding the material factors that make an investment in our securities speculative or risky. These risks and uncertainties include, but are not limited to, the following:

Risks Related to our Business

●
We have a history of operating losses, we may never achieve or maintain profitability, and we will need to raise significant additional capital if we are going to continue as a going concern.
●
Our efforts may never result in the successful development of commercial applications based on our TAEUS technology, on which our success is substantially dependent.
●
Our TAEUS platform applications may not achieve adequate market acceptance by the physicians, patients, third-party payors and others in the medical community.
●
The outbreak of COVID-19 could adversely impact our business, including our pre-sales activities, clinical trials and ability to obtain regulatory approvals.
●
We may not remain commercially viable if there is an inadequate level of reimbursement by governmental programs and other third-party payors for our planned products or associated procedures.
●
We have limited resources and depend on third parties to design and manufacture, and seek regulatory approval of, our TAEUS applications.
●
We will need to develop marketing and distribution capabilities both internally and through our relationships with third parties in order to sell any of our TAEUS products receiving regulatory approval.
●
Competition in the medical imaging market is intense and we may be unable to successfully compete.
●
We intend to market our TAEUS applications, if approved, globally, in which case we will be subject to the risks of doing business outside of the United States.
●
We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could harm our business.
●
Misdiagnosis, warranty and other claims, as well as product field actions and regulatory proceedings, initiated against us could increase our costs, delay or reduce our sales and damage our reputation.

Risks Related to Intellectual Property and Other Legal Matters

●
If we are unable to protect our intellectual property, which entails significant expense and resources, then our financial condition, results of operations and the value of our technology and products could be adversely affected.
●
Policing unauthorized use of our proprietary rights can be difficult, expensive and time-consuming, and we might be unable to determine the extent of this unauthorized use.
●
Intellectual property rights may not provide adequate protection, which may permit third parties to compete against us more effectively.

Risks Related to Government Regulation

●
If we fail to obtain and maintain necessary regulatory clearances or approvals for our TAEUS applications, or if clearances or approvals for future applications and indications are delayed or not issued, our commercial operations will be harmed.
●
Healthcare reform measures could hinder or prevent our planned products' commercial success.
●
If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Risks Related to Owning Our Securities, Our Financial Results and Our Need for Financing

●
Our quarterly and annual results may fluctuate significantly, may not fully reflect the underlying performance of our business and may result in volatility in the price of our securities.
●
Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future for reasons unrelated to our operating performance or prospects, and as a result, investors in our common stock could incur substantial losses.
●
We may be subject to securities litigation, which is expensive and could divert management attention.
●
If we are unable to implement and maintain effective internal control over financial reporting, including by remediating current material weaknesses in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decrease.
●
Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.
●
Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan, could result in dilution of the percentage ownership of our stockholders and could cause the price of our securities to fall.
●
Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

PART I

As used in this Annual Report, unless the context otherwise requires, the terms “ENDRA,” “we,” “us,” “our,” and the “Company” refer to ENDRA Life Sciences Inc., a Delaware corporation.

Item 1. Business

Overview

We were incorporated as a Delaware corporation in 2007. We are leveraging experience with pre-clinical enhanced ultrasound devices to develop technology for increasing the capabilities of clinical diagnostic ultrasound in order to broaden patient access to the safe diagnosis and treatment of a number of significant medical conditions in circumstances where expensive X-ray computed tomography (“CT”) and magnetic resonance imaging (“MRI”) technology, or other diagnostic technologies such as surgical biopsy, are unavailable or impractical.

In 2010, we began marketing and selling our Nexus 128 system, which combined light-based thermoacoustics and ultrasound to address the imaging needs of researchers studying disease models in pre-clinical applications. Building on this expertise in thermoacoustics, we have developed a next-generation technology platform — Thermo Acoustic Enhanced Ultrasound, or TAEUS — which is intended to enhance the capability of clinical ultrasound technology and support the diagnosis and treatment of a number of significant medical conditions that currently require the use of expensive CT or MRI imaging or where imaging is not practical using existing technology. We ceased production, service support and party for our Nexus 128 system in July 2019 in order to focus our resources exclusively on the development of our TAEUS technology.

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

As described below, our first TAEUS platform application focuses on quantifying fat in the liver and stage progression of nonalcoholic fatty liver disease (“NAFLD”) which, untreated, can progress to Nonalcoholic Steatohepatitis (“NASH”), cirrhosis and liver cancer. In April 2016, we entered into a Collaborative Research Agreement with General Electric Company, acting through its GE Healthcare business unit and the GE Global Research Center (collectively, “GE Healthcare”), under which GE Healthcare has agreed to assist us in our efforts to commercialize this application. In November 2017, we contracted with the Centre for Imaging Technology Commercialization (“CIMTEC”) to initiate human studies, through Canada-based Robarts Research Institute, with our TAEUS device targeting NAFLD. In October 2018, we received an Investigational Testing Authorization (“ITA”) from Health Canada to commence the first human studies in healthy volunteers with our TAEUS clinical system targeting NAFLD, guiding our algorithm development, and comparing our technology to MRI. The feasibility study, the first of several planned human studies, was conducted in collaboration with the widely respected Robarts Research Institute in London, Ontario, Canada. We reported the completion and top-level findings of this study in September 2019. The data collected from the study, including additional usability inputs, was included in our TAEUS liver device technical file submission for device CE mark, which we submitted in December 2019. We received CE mark approval for our NAFLD TAEUS application in March 2020 and, in June 2020, we completed the 510(k) Premarket Notification submission to the FDA for the application.

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

Unfortunately, while CT and MRI systems are versatile and create high quality images, they are also expensive and not always accessible to patients. A CT system costs approximately $1 million and an MRI system can cost up to $3 million. CT and MRI systems are large and can weigh several tons, typically requiring significant modifications to existing healthcare facilities to safely site the CT and MRI equipment. Because of their size and weight, CT and MRI systems are usually fixed-in-place at major medical facilities. As a result, they are less accessible to primary care and rural clinics, economically developing markets, and patient bedsides. As of 2018, there were only approximately 63,000 CT systems and 50,000 MRI systems in the world, approximately 50% of which were located in the U.S. and Japan.

While CT and MRI systems create high quality images, their use is not always practical. For example, the diagnosis and treatment of the estimated 1.4 billion people suffering from NAFLD requires ongoing surveillance of the patients’ livers to assess the progression of the disease and the efficacy of treatment. However, the use of CT and MRI systems to perform that surveillance is impractical for a number of reasons, including the high cost of the scan, the limited availability of CT and MRI systems and the required use of contrast agents, including those containing radioactive substances that can cause allergic reactions and reduced kidney functions. Patient exposure to the ionizing radiation generated by a CT system must be limited for safety reasons. Similarly, because of the strong magnetic field created by an MRI machine, patients with metal joint replacements or cardiac pacemakers cannot be imaged with an MRI system.

Because of CT and MRI’s limited availability and practical limitations, a patient who would otherwise be a candidate for CT or MRI scanning must often rely on less effective or less practical methods. For example, MRI scans are not typically used to measure tissue temperature during thermoablative (temperature-based) surgery. Instead, physicians use printed manufacturer guidelines to time the thermal surgery or insert surgical temperature probes in an attempt to guide treatment. As a result, the treatment is often imprecise or comes with additional risks, such as infection.

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

However, ultrasound’s imaging capabilities are more limited compared to CT and MRI technology. For example, ultrasound systems cannot measure tissue temperature during thermal ablation surgery or quantify fat to diagnose early-stage liver disease -- instances where CT and MRI systems are used.

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

Our Solutions

Our TAEUS technology uses a pulsed energy source – specifically, radio-frequency (“RF”) – to generate ultrasonic waves in tissue. These waves are then detected with ultrasound equipment and used to create high-contrast images and other forms of data using our proprietary algorithms. Unlike conventional ultrasound, which creates images based on the scattering properties of tissue, thermoacoustic imaging provides tissue absorption maps of the pulsed energy, similar to those generated by CT scans. Ultrasound is only utilized to transmit the absorption signal to the imaging system outside of the body.

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

We believe that our TAEUS technology has the potential to add a number of new capabilities to conventional ultrasound and thereby enhance the utility of both existing and new ultrasound systems and extend the use of ultrasound technology to circumstances that either currently require the use of expensive CT or MRI imaging systems, where imaging is not practical using existing technology, or where other assessment tools such as surgical biopsy are required. To demonstrate the capabilities of our TAEUS platform, we have conducted various internal ex-vivo laboratory experiments and limited internal in-vivo large animal studies. In our ex-vivo and in-vivo testing, we have demonstrated that the TAEUS platform has the following capabilities and potential clinical applications:

●
Tissue Composition: Our TAEUS technology enables ultrasound to distinguish fat from lean tissue. This capability would enable the use of TAEUS-enhanced ultrasound for the early identification, staging and monitoring of NAFLD, a precursor to NASH, liver fibrosis, cirrhosis and liver cancer.

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

ENDRA’s first clinical product is designed to interface with a conventional ultrasound scanner, utilizing the scanner’s B-mode imaging to guide the selected region for assessment of liver fat content. The following sub-systems will comprise ENDRA’s first generation product.

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

Potential Clinical Applications for our TAEUS Technology

Early Diagnosis and Monitoring of Nonalcoholic Fatty Liver Disease, or NAFLD

Our first TAEUS platform application will focus on quantifying fat in the liver and stage progression of NAFLD which, untreated, can progress to NASH, cirrhosis and liver cancer. In 2015, over 1.4 billion people were affected by NAFLD/NASH. The World Gastroenterology Organisation considers NAFLD/NASH a global pandemic affecting rich and poor countries alike. Obesity, hepatitis, and diabetes are leading contributors to the development of NAFLD.

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

A significant number of pharmaceutical compounds targeting liver disease are in development by companies such as Pfizer, Viking Theraputics, Inventiva, Madrigal Pharmaceuticals, Inc. and Galmed Pharmaceuticals.

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

In April 2016, we entered into a Collaborative Research Agreement with General Electric Company, acting through its GE Healthcare business unit and the GE Global Research Center (collectively, “GE Healthcare”). Under the terms of the agreement, GE Healthcare has agreed to assist us in our efforts to commercialize our TAEUS technology for use in a fatty liver application by, among other things, providing equipment and technical advice, and facilitating introductions to GE Healthcare clinical ultrasound customers. In return for this assistance, we have agreed to afford GE Healthcare certain rights of first offer with respect to manufacturing and licensing rights for the target application. More specifically, we have agreed that, prior to commercially releasing our NAFLD TAEUS application, we will offer to negotiate an exclusive ultrasound manufacturer relationship with GE Healthcare for a period of at least one year of commercial sales. The commercial sales would involve, within our sole discretion, either our commercially selling GE Healthcare ultrasound systems as the exclusive ultrasound system with our TAEUS fatty liver application embedded, or GE Healthcare being the exclusive ultrasound manufacturer to sell ultrasound systems with our TAEUS fatty liver application embedded. The agreement with GE Healthcare does not prevent us from selling our TAEUS fatty liver application technology to distributors or directly to non-manufacturer purchasers. Additionally, the agreement provides that (1) prior to offering to license any of our TAEUS fatty liver application intellectual property to a third party, we will first offer to negotiate to license our TAEUS fatty liver application intellectual property to GE Healthcare and (2) prior to selling any equity interests to a healthcare device manufacturer, we must first offer to negotiate in good faith to sell such equity interests to GE Healthcare. The agreement is subject to termination by either party upon not less than 60 days’ notice. On December 16, 2020, we and GE Healthcare entered into an amendment to our agreement, extending its term to December 16, 2022.

In October 2018, we received an Investigational Testing Authorization (“ITA”) from Health Canada to commence the first human studies in healthy volunteers with our TAEUS clinical system targeting NAFLD, guiding our algorithm development, and comparing our technology to MRI. The feasibility study was conducted in collaboration with the widely respected Robarts Research Institute in London, Canada. The data Robarts Research Institute collected with our investigational device included the following:

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

In December 2018, Robarts Research Institute completed its initial healthy subject enrollment and data collection of 25 subjects and received authorization from Health Canada to expand the study to 50 subjects. We reported the completion of this expanded study and reported top-level findings in September 2019. The data collected from the study, including additional usability inputs, was included in our TAEUS liver device technical file submission for device CE mark.

In 2019 we entered into clinical evaluation agreements with Rocky Vista University College of Osteopathic Medicine (RVUCOM) and the University of Pittsburgh Medical Center (UPMC).

During the year ended December 31, 2020 we entered into agreements with several new sites for additional clinical evaluations including Medical College of Wisconsin (MCW), Universitätsmedizin der Johannes Gutenberg-Universität Mainz and Centre Hospitalier Universitaire d'Angers, France (CHU Angers).

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

As of the date of this Annual Report, we maintain a patent portfolio consisting of fourteen (14) patents issued in the United States and thirteen (13) issued patents in foreign jurisdictions, twenty-one (21) patent applications pending in the United States and twenty-six (26) patent applications pending in foreign jurisdictions relating to our technology. These patents and patent applications mostly cover certain innovations relating to fat imaging, fat quantitation, and temperature monitoring in the liver and other tissues. In addition, we have three (3) licensed U.S. patents.

Each of our utility patents generally has a term of 20 years from its respective priority (earliest filing) date. Design patents have a term of 14 years from a respective filing date. Among our issued utility patents in the U.S., the first patent is set to expire in 2033 and the last patent is set to expire in 2039. Our licensed patents are set to expire on June 19, 2021.

Sales and Marketing

During 2019 we hired our Chief Commercial Officer and began planning to build a sales and marketing team dedicated to our TAEUS clinical applications. In parallel to securing all necessary government marketing approvals, we have begun to hire a small internal sales and marketing team to engage and support channel partners and clinical customers. As we previously did with our Nexus 128 system, we intend to partner with several geographically-focused independent clinical ultrasound equipment distributors to market and sell our TAEUS applications. We believe that these distributors have existing customer relationships, a strong knowledge of diagnostic imaging technology and the capabilities to support the installation, customer training and post-sale service of capital equipment and software.

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

Engineering, Design and Manufacturing

Development of TAEUS Device

We contracted with StarFish Product Engineering, Inc. (“StarFish”), a medical device contract manufacturing company, to develop ENDRA’s prototype TAEUS device into a clinical product that met CE regulatory requirements required for commercial launch. We leveraged StarFish’s expertise in the preparation and submission of our CE Technical File documentation, submitted in December 2019, which enabled us to secure the European Union CE Mark for the TAEUS liver application in March 2020. We also leveraged StarFish’s expertise in preparation of documentation for the 510(k) submission made to the FDA in June 2020.

We believe that our contract manufacturers will either supply necessary components internally or obtain them from third-party sources. At this time, we do not know whether any components are or will be single sourced.

Regulatory Approval Pathway and Human Study

Each of our TAEUS platform applications will require regulatory approvals before we are able to sell or license the application. Based on certain factors, such as the installed base of ultrasound systems, availability of other imaging technologies, such as CT and MRI, economic strength and applicable regulatory requirements, we sought initial approval of our applications for sale in the European Union, followed by the United States and plan to seek additional approval in China.

The first TAEUS application we intend to commercialize is our NAFLD TAEUS application. Our initial target market for this application is the European Union. For commercial reasons and to support our application for CE marking, we contracted with CIMTEC, a medical imaging research group, to conduct human studies through Canada-based Robarts Research Institute to demonstrate our NAFLD TAEUS application’s ability to distinguish fat from lean tissue. In December 2018, Robarts Research Institute completed its initial healthy subject enrollment and data collection of 25 subjects and received authorization from Health Canada to expand the study to 50 subjects. In September 2019, we announced the completion and reported top-level findings of the expanded study, which was included in our TAEUS liver device technical file submission for device CE mark. We received CE mark approval for our NAFLD TAEUS application in March 2020. We are now in the process of notifying the competent authorities that we have received the CE mark and registering the product in each of the initial target markets.

 In 2021, Regulation (EU)2017/745 on medical devices (the “Medical Device Regulation” or “MDR”) will come into effect. The MDR imposes significant additional obligations on medical device-related companies. Changes imposed by the MDR include more restrictive requirements for clinical evidence and pre-market assessment of safety and performance, revised classifications to indicate risk levels, stricter requirements for third party testing by government accredited groups for some types of medical devices, and tightened and streamlined quality management system assessment procedures. These new rules could impose additional requirements on our business, such as a requirement to conduct clinical trials to maintain our existing and obtain additional CE mark applications for existing and new products. Also, the MDR provides for additional post-market surveillance obligations, and further requirements for the traceability of products, transparency, refined responsibilities for economic operators (including manufacturer, distributors and importers) as well as a tightened and more comprehensive quality management system.

In June 2020, we submitted to the FDA our application under the Food, Drug and Cosmetic Act (the “FD&C Act”) to sell our NAFLD TAEUS application in the U.S. The application was submitted for approval under Section 510(k) of the FD&C Act and we anticipate that any other TAEUS applications that we develop will similarly be submitted under Section 510(k). We expect that our initial FDA clearance will allow us to sell the NAFLD TAEUS application in the U.S. with general imaging claims. However, we will need to obtain additional FDA clearances to be able to make diagnostic claims for fatty tissue content determination. Accordingly, to support our commercialization efforts we expect that, following receipt of our initial FDA clearance, we would submit one or more additional applications to the FDA, each of which would need to include additional clinical trial data, so that following receipt of the necessary clearances we may make those diagnostic claims.

Regulation

European Union

The primary regulatory environment in Europe is the European Union, which consists of 27 member states encompassing most of the major countries in Europe. In the European Union, applications incorporating our TAEUS technology are regulated as Class IIa medical devices by the European Medicines Agency (the “EMA”) and the European Union Commission. As described above, our NAFLD TAEUS application has received, and we expect our future applications will need to receive, a CE mark from an appropriate Competent Authority or government-accredited group (a “Notified Body”), as the case may be, as a result of successful review of one or more submissions prepared by our contract engineering and manufacturer(s), so that such applications can be marketed and distributed within the European Economic Area. Each of our applications will be required to be regularly recertified for CE marking, which recertification may require an annual audit. The audit procedure, which will include on-site visits at our facility, and the contract manufacturer’s(s’) facility(ies), will require us to provide the contract manufacturer(s) with information and documentation concerning our quality management system and all applicable documents, policies, procedures, manuals, and other information.

In the European Union, the manufacturer of medical devices is subject to current Good Manufacturing Practice, or cGMP, as set forth in the relevant laws and guidelines of the European Union and its member states. Compliance with cGMP is generally assessed by a Notified Body accredited by a Competent Authority. For a Class IIa device, typically, quality system evaluation is performed by the Notified Body, which also provides the certifications necessary to fix a CE mark to the products. The Notified Body may conduct inspections of relevant facilities, and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each application, in many cases each device manufacturing facility must be audited on a periodic basis by the Notified Body. Further inspections may occur over the life of the application.

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

●
Class II: special controls, clearance of a premarket notification, or 510(k) submission, specific controls such as performance standards, patient registries and post-market surveillance and additional controls such as labeling and adherence to quality system regulations; and

●
Class III: special controls and approval of a premarket approval, or PMA, application.

We expect all of our products to be classified as Class II medical devices and thus require FDA authorization prior to marketing by means of a 510(k) clearance rather than a PMA application.

To request marketing authorization by means of a 510(k) clearance, we must submit a notification demonstrating that the proposed device is substantially equivalent to another legally marketed medical device, has the same intended use, and is as safe and effective as a legally marketed device and does not raise different questions of safety and effectiveness than a legally marketed device. 510(k) submissions generally include, among other things, a description of the device and its manufacturing, device labeling, medical devices to which the device is substantially equivalent, safety and biocompatibility information and the results of performance testing. In some cases, a 510(k) submission must include data from human clinical studies. Marketing may commence only when the FDA issues an order finding substantial equivalence. Historically, the typical 510(k) review time has been approximately nine to twelve months from the date of the initial 510(k) submission. However, the COVID-19 pandemic has resulted in the FDA reallocating a number of its reviewers to address emergency use authorizations for COVID-19-related products, which may result in longer 510(k) review times for other devices.

In many instances, the 510(k) pathway for product marketing requires only non-clinical testing as proof of substantial equivalence to a lawfully marketed predicate device for a given indication. However, in some instances the FDA may require clinical studies to demonstrate substantial equivalence to the predicate device. Whether clinical data is provided or not, the FDA may decide to reject the substantial equivalence argument we present. If that happens, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which may determine that the new device is of low to moderate risk and that it can be appropriately be regulated as a Class I or II device. If a de novo request is granted, the device may be legally marketed, and a new classification is established. If the device is classified as Class II, the device may serve as a predicate for future 510(k) submissions. If the device is not approved through de novo review, then it must go through the standard PMA process for Class III devices.

After a device receives 510(k) clearance, any product modification that could significantly affect the safety or effectiveness of the product, or that would constitute a significant change in intended use, requires a new 510(k) clearance. If the FDA determines that the changed product does not qualify for 510(k) clearance, then a company must submit, and the FDA must approve, a PMA before marketing can begin.

A PMA application must provide a demonstration of safety and effectiveness, which generally requires extensive pre-clinical and clinical trial data. Information about the device and its components, device design, manufacturing and labeling, among other information, must also be included in the PMA. As part of the PMA review, the FDA will inspect the manufacturer’s facilities for compliance with quality system regulation requirements, which govern testing, control, documentation and other aspects of quality assurance with respect to manufacturing. If the FDA determines the application or manufacturing facilities are not acceptable, the FDA may outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval. During the PMA review period, a FDA advisory committee, typically a panel of clinicians and statisticians, is likely to be convened to review the application and recommend to the FDA whether, or upon what conditions, the device should be approved. The FDA is not bound by the advisory panel decision. While the FDA often follows the panel’s recommendation, there have been instances in which the FDA has not. The FDA must find the information to be satisfactory in order to approve the PMA. The PMA approval can include post-approval conditions, including, among other things, restrictions on labeling, promotion, sale and distribution, or requirements to do additional clinical studies after approval. Even after approval of a PMA, a new PMA or PMA supplement is required to authorize certain modifications to the device, its labeling or its manufacturing process. Supplements to a PMA often require the submission of the same type of information required for an original PMA, except that the supplement is generally limited to that information needed to support the proposed change from the product covered by the original PMA. The typical duration to receive PMA approval is approximately two years from the date of submission of the initial PMA application, although there is no guarantee that the timing will not be longer.

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

Employees

As of December 31, 2020, we had 18 employees, all of whom are employed on a full-time basis. 12 full-time employees were engaged in research and development activities, 2 full-time employees were engaged in sales activities, 1 full-time employee was engaged in product assembly, and 3 full-time employees were engaged in administrative activities. Geographically we employ 14 people in the United States, 3 people in Canada, and 1 person in the United Kingdom. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

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

We have limited commercial experience upon which investors may evaluate our prospects. We have only generated limited revenues to date and have a history of losses from operations. As of December 31, 2020, we had an accumulated deficit of $57,338,489. Our independent registered public accounting firm, in its report on our financial statements for the year ended December 31, 2020, has raised substantial doubt about our ability to continue as a going concern.

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

Our TAEUS technology is still in development. We have received regulatory clearance for the commercial sale of our NAFLD application in the European Union but otherwise do not have any applications for our TAEUS technology approved for sale. Applications for our TAEUS technology, even if approved for sale, may never become commercially viable or generate significant revenue. Our ability to generate significant revenues and, ultimately, achieve profitability will depend on whether we can obtain additional capital when we need it, complete the development of our technology, receive all required regulatory approvals for our TAEUS applications and find customers who will purchase our future products or strategic partners that will incorporate our technology into their products. Even if we develop commercially viable applications for our TAEUS technology, which may include licensing, we may never recover our research and development expenses and we may never be able to produce material revenues or operate on a profitable basis.

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

Our TAEUS applications that receive regulatory approval may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If our TAEUS applications do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from sales. The degree of market acceptance of products based on our TAEUS platform will depend on a number of factors, including:

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

The outbreak of the novel strain of coronavirus, SARS-CoV-2, which causes COVID-19, has adversely impacted our business, including our pre-sales activities, clinical trials and ability to obtain regulatory approvals.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”), surfaced in Wuhan, China. Since then, COVID-19 has spread to countries around the world and has been declared a pandemic by the World Health Organization. The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting and may vary from location to location. Beginning in March 2020, we undertook temporary precautionary measures to help minimize the risk of the virus to our employees, including by requiring most employees to work remotely, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. As a cash-conserving measure taken in light of the adverse economic conditions caused by the COVID-19 pandemic, in April 2020 we reduced the cash salaries of members of management by 33% for the remainder of 2020, including the salaries of our executive officers. In lieu of cash, the Company paid this portion of management salaries in the form of restricted stock units that vested over the remainder of the year. Additionally, we amended our Non-Employee Director Compensation Policy to provide that our non-employee directors’ annual retainers for the second, third and fourth fiscal quarters of 2020 were paid in in the form of restricted stock units rather than cash. We may take additional measures to mitigate the effects to our business caused by COVID-19, any of which could negatively affect our business.

The COVID-19 pandemic has impacted our clinical trial activities. Patient visits in ongoing clinical trials have been delayed, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. The continued spread of COVID-19 could further adversely affect our clinical trial operations in the United States and elsewhere, including our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Further, some patients may be unable to comply with clinical trial protocols if quarantines or travel restrictions impede patient movement or interrupt healthcare services, or if the patients become infected with COVID-19 themselves, which would delay our ability to conduct clinical trials or release clinical trial results. COVID-19 may also affect employees of third-party contract research organizations located in affected geographies that we rely upon to carry out our clinical trials, which could result in inefficiencies due to reductions in staff and disruptions to work environments. In addition, COVID-19 has had an effect on the business at FDA and other health authorities by causing them to reallocate resources to addressing the pandemic, which has resulted in delays of reviews and approvals, including with respect to our NAFLD TAEUS application.

The spread of COVID-19, or another infectious disease, could also negatively affect the operations at our third-party manufacturers, which could result in delays or disruptions in the commercialization of our products. In addition, we have taken, and may continue to take, precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at industry events and in-person work-related meetings, which affects our business, including by attending industry events and conducting marketing activities virtually rather than in-person.

In addition to the foregoing effects, as a result of the COVID-19 outbreak or similar pandemics we have and may in the future experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

To successfully commercialize any application based on our TAEUS platform technology, we expect it will be necessary to conduct various pre-clinical and human studies to demonstrate that the product is safe and effective for human use. In October 2018 we initiated certain human studies of our TAEUS device targeting NAFLD. In September 2019, we reported top-level findings from a clinical study conducted by CIMTEC relating to the feasibility of our TAEUS application for NAFLD. This data enabled us to obtain CE mark approval for our NAFLD TAEUS application and make a 510(k) submission to the FDA for that application. However, there can be no assurance that results from these studies are indicative of results that would be achieved in future animal studies or human clinical studies of this or any future TAEUS applications, which may be required in order for our applications incorporating our technology to obtain or maintain regulatory approval. Even if clinical trials or other studies demonstrate safety and effectiveness of any applications of our technology and the necessary regulatory approvals are obtained, the commercial success of any of such application will depend upon their acceptance by patients, the medical community, and third-party payers and on our partners’ ability to successfully manufacture and commercialize a device for such application.

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

In April 2016, we entered into a Collaborative Research Agreement with GE Healthcare, under which GE Healthcare has agreed to support our efforts to commercialize our TAEUS technology for use in an NAFLD application by, among other things, providing equipment and technical advice, and facilitating introductions to GE Healthcare clinical ultrasound customers. This agreement does not commit GE Healthcare to a long-term relationship and it may disengage with us at any time. This agreement has a term lasting until December 16, 2022 and is subject to termination by either party upon not less than 60 days’ notice. See the section of this Annual Report titled “Collaboration with GE Healthcare” under “Item 1. Business” for further description of this agreement.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to design or manufacture our TAEUS applications. To support our design and manufacturing efforts, we have contracted StarFish Product Engineering, Inc., a medical device contract manufacturing company, rather than design or manufacture our TAEUS applications ourselves. We have limited control over the efforts and resources that these and any other third-party OEMs will devote to developing and manufacturing our TAEUS applications and their capabilities to serve our needs, including quality control, quality assurance and qualified personnel. In addition, we currently expect to depend on OEMs to acquire CE marks for the device or devices that they develop and manufacture which are necessary to permit marketing of those devices in the European Union followed by corresponding FDA approval.

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

We have limited experience selling our products and will need to develop marketing, sales and distribution capabilities in order to sell our TAEUS applications that receive the necessary regulatory approval. We have limited experience managing a sales force and customer support operations and may be unable to attract, retain and manage the collaborative manufacturing and distribution arrangements or the specialized workforce necessary to successfully commercialize our products. In addition, our sales and marketing organization must effectively explain the uses and benefits of our products as compared to alternatives in order to promote market acceptance and demand for our products. Although we have begun to hire a small internal sales and marketing team to engage and support channel partners and clinical customers, further developing these functions will be time consuming and expensive and our efforts may not be successful.

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

●
local outbreaks of sickness or disease, including COVID-19;

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

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the FD&C Act and similar laws of other countries, or the rules and regulations of the FDA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies; comply with manufacturing standards we establish; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. For any products for which we obtain regulatory approval and begin commercializing in Europe, China or the United States, respectively, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commissions, certain customer incentive programs and other business arrangements generally. It is not always possible to identify and deter misconduct by employees and other parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

The United Kingdom's withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business and operations.

The United Kingdom exited from the European Union on January 31, 2020 (often referred to as “Brexit”). On December 24, 2020, the U.K. and the European Union entered into a trade and cooperation agreement (the “Trade and Cooperation Agreement”), which was applied on a provisional basis from January 1, 2021. While the economic integration does not reach the level that existed during the time the U.K. was a member state of the European Union, the Trade and Cooperation Agreement sets out preferential arrangements in areas such as trade in goods and in services, digital trade and intellectual property. Negotiations between the U.K. and the European Union are expected to continue in relation to the relationship between the U.K. and the European Union in certain other areas which are not covered by the Trade and Cooperation Agreement. The long term effects of Brexit will depend on the effects of the implementation and application of the Trade and Cooperation Agreement and any other relevant agreements between the U.K. and the European Union. It is still unclear what terms, if any, may be agreed within the U.K. and between the U.K. and other countries on many aspects of fiscal policy, cross-border trade and international relations, both in the final outcome and for any transitional period. The withdrawal of the U.K. from the European Union could potentially disrupt the free movement of goods, services and people between the U.K. and the European Union, including in Ireland where we have significant manufacturing operations, undermine bilateral cooperation in key geographic areas and significantly disrupt trade between the U.K. and the European Union or other nations as the U.K. pursues independent trade relations. In addition, Brexit could lead to legal uncertainty and potentially divergent national laws and regulations as the U.K. determines which European Union laws to replace or replicate. Because this is an unprecedented event, it is unclear what long-term economic, financial, trade and legal implications Brexit would have and how it would affect the regulation applicable to our business globally and in the region. Any of these developments, along with any political, economic and regulatory changes that may occur, could cause political and economic uncertainty in Europe and internationally and harm our business and financial results. Although we have not observed a material financial impact or identified any trends or potential changes to critical accounting estimates as a result of Brexit at this time, we will continue to assess the impact of Brexit on our business and operations. The effects of Brexit and the application of the Trade and Cooperation Agreement could adversely affect our business, financial condition or future results.

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

As of the date of this Annual Report, we maintain a patent portfolio consisting of fourteen (14) patents issued in the United States and thirteen (13) issued patents in foreign jurisdictions, twenty-one (21) patent applications pending in the United States and twenty-six (26) patent applications pending in foreign jurisdictions relating to our technology. These patents and patent applications mostly cover certain innovations relating to fat imaging, fat quantitation, and temperature monitoring in the liver and other tissues. In addition, we have three (3) licensed U.S. patents.

Each of our utility patents generally has a term of 20 years from its respective priority (earliest filing) date. Design patents have a term of 14 years from a respective filing date. Among our issued utility patents in the U.S., the first patent is set to expire in 2033 and the last patent is set to expire in 2039. Our licensed patents are set to expire on June 19, 2021.

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

Policing unauthorized use of our proprietary rights can be difficult, expensive and time-consuming, and we might be unable to determine the extent of this unauthorized use.

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

The European Union has revised its regulatory system for medical devices by implementing regulation (EU) 2017/745 on medical devices (“Medical Device Regulation” or “MDR”) and regulation (EU) 2017/746 on in vitro diagnostic medical devices. The MDR was originally meant to apply as from May 26, 2020 (the “Date of Application” or “DoA”) but, in light of the COVID-19 pandemic, the Date of Application was postponed to May 26, 2021. The changes to the regulatory system implemented by the MDR include stricter requirements for clinical evidence and pre-market assessment of safety and performance, refined classifications to indicate risk levels, requirements for third party testing by Notified Bodies, tightened and streamlined quality management system assessment procedures and additional requirements for the quality management system, additional requirements for traceability of products and transparency as well a refined responsibility of economic operators.

We are currently in a transitional period, where our products will be required to comply with applicable medical device directives (including the Medical Devices Directive and the Active Implantable Medical Devices Directive) and, as of the DoA, with the Medical Device Regulation and to obtain CE mark certification in order to market medical devices. The CE mark is applied following approval from an independent notified body or declaration of conformity. It is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives or the MDR, as the case may be. CE mark approvals issued prior to the DoA will remain in place for the duration of such approvals or conformity assessments and such products may be made available for this transitional period, but no later than June 2024. In March 2020, we received CE mark approval for our TAEUS FLIP (Fatty Liver Imaging Probe) System. The CE marking indicates that TAEUS FLIP System complies with all applicable European Directives and Regulations in the European Union, including the MDR, and other CE mark geographies, including the 27 EU member states. We believe that future TAEUS applications will qualify for sale in the European Union as Class IIa medical devices. Although existing regulations do not require clinical trials to obtain CE marks for Class IIa medical devices, the MDR requires a clinical evaluation for all medical devices and clinical trials for selected medical devices. Depending on the classification of our applications, future CE mark certifications or recertification of our applications may require additional clinical evaluations or trials, as the case may be.

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

We expect all of our products to be classified as Class II medical devices that may be approved by means of a 510(k) clearance. In many instances, the 510(k) pathway for product marketing requires only non-clinical testing proof of substantial equivalence to a lawfully marketed predicate device for a given indication. However, in some instances the FDA may require clinical studies to demonstrate substantial equivalence to the predicate device. Whether clinical data is provided or not, the FDA may decide to reject the substantial equivalence argument we present. If that happens, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements, or can request a risk-based classification determination for the device in accordance with the “de novo” process, which may determine that the new device is of low to moderate risk and that it can be appropriately regulated as a Class I or II device. Thus, although at this time we do not anticipate that we will be required to do so, it is possible that one or more of our other products may require approval through the de novo process or by means of a PMA.

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

It remains unclear whether changes will be made to the Affordable Care Act, or whether it will be repealed or materially modified. For example, the Tax Cuts and Jobs Act of 2017 modified certain aspects of the Affordable Care Act and the Biden Administration and U.S. Congress may take further action regarding the Affordable Care Act. Therefore, we cannot assure you that the Affordable Care Act, as currently enacted or as may be further amended or discontinued in the future, will not harm our business and financial results and we cannot predict how future federal or state legislative or administrative changes relating to healthcare reform will affect our business.

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

Any or all of these factors could adversely affect our cash position requiring us to raise additional capital which may be on unfavorable terms and result in substantial dilution. Additionally, the risks surrounding our business, as well as the limited market for our common stock, have resulted, and will likely continue to result, in volatility in the price of our common stock and warrants. From January 1, 2020 through December 31, 2020, intra-day trading prices on the Nasdaq Capital Market have fluctuated from a low of $0.60 to a high of $2.25 with respect to shares of our common stock, and from a low of $0.06 to a high of $0.60 with respect to our warrants, and may continue to fluctuate significantly in the future.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future for reasons unrelated to our operating performance or prospects, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. By way of example, on December 29, 2020, the price of our common stock closed at $0.71 per share while on January 26, 2021, our stock price closed at $2.85 per share with no discernible material announcements or developments relating to our operations. On January 20, 2021, the intra-day sales price of our common stock fluctuated between a reported low sale price of $1.81 and a reported high sales price of $2.58. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the COVID-19 pandemic has caused broad stock market and industry fluctuations. The stock market in general and the market for healthcare companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock.

These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance. In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies. Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, financial condition, results of operations and growth prospects. There can be no guarantee that our stock price will remain at current prices or that future sales of our common stock will not be at prices lower than those sold to investors.

Additionally, recently, securities of certain companies have experienced significant and extreme volatility in stock price due to a sudden increase in demand for stock resulting in aggregate short positions in the stock exceeding the number of shares available for purchase, forcing investors with short exposure to pay a premium to repurchase shares for delivery to share lenders. This is known as a “short squeeze.” These short squeezes have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share declines steadily as interest in those stocks abates. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that they will not be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

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

Although our common stock is traded on the Nasdaq Capital Market, the volume of trading has historically been limited. Our average daily trading volume of our shares from January 1, 2020 to December 31, 2020 was approximately 301,478 shares. Thinly traded stock can be more volatile than stock trading in a more active public market. While we have made efforts to increase trading in our stock, we cannot predict the extent to which an active public market for our common stock will develop or be sustained. Therefore, a holder of our common stock who wishes to sell his or her shares may not be able to do so immediately or at an acceptable price.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal office is located at 3600 Green Court, Suite 350, Ann Arbor, Michigan 48105-1570. We currently lease approximately 3,950 square feet of office and light industrial/research space, which will expand to approximately 7,200 square feet effective May 1, 2021, under a lease that is due to expire in December 2025. The rent is approximately $8,232 per month, increasing to $15,452 per month effective May 1, 2021, subject to moderate annual increases.

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

As of March 25, 2021, there were 25 holders of record of our common stock and one holder of record of our publicly traded warrants.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report. This discussion and analysis contain forward-looking statements that are based on our management’s current beliefs and assumptions, which statements are subject to substantial risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in Item 1A of this Annual Report. Please also see “Cautionary Note Regarding Forward-Looking Statements”and “Risk Factor Summary” at the beginning of this Annual Report.

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

In April 2016, we entered into a Collaborative Research Agreement with General Electric Company, acting through its GE Healthcare business unit and the GE Global Research Center (collectively, “GE Healthcare”). Under the terms of the agreement, GE Healthcare has agreed to assist us in our efforts to commercialize our TAEUS technology for use in a fatty liver application by, among other things, providing equipment and technical advice, and facilitating introductions to GE Healthcare clinical ultrasound customers. In return for this assistance, we have agreed to afford GE Healthcare certain rights of first offer with respect to manufacturing and licensing rights for the target application. On December 16, 2020, we and GE Healthcare entered into an amendment to our agreement, extending its term to December 16, 2022.

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

In June 2020, we submitted a 510(k) Application to the FDA for our TAEUS FLIP System.

Financial Operations Overview

Revenue

No revenue has been generated by our TAEUS technology, which we have not commercially sold as of December 31, 2020.

Cost of Goods Sold

No cost of goods sold has been generated by our TAEUS technology, which we have not commercially sold as of December 31, 2020.

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

Share-based Compensation

Our 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other stock awards to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2021, the pool of shares issuable under the Omnibus Plan automatically increased by 1,599,570 shares from 5,861,658 shares to 7,461,228. As of December 31, 2020, prior to the 1,599,570 share increase, there were 3,891,521 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Results of Operations

Years ended December 31, 2020 and 2019

Revenue

We had no revenue during the years ended December 31, 2020 and 2019.

Cost of Goods Sold

We had no cost of goods sold during the years ended December 31, 2020 and 2019.

Research and Development

Research and development expenses were $5,917,944 for the year ended December 31, 2020, as compared to $6,574,999 for the year ended December 31, 2019, a decrease of $657,055, or 10%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses decreased from the same period for the prior year as we completed development of our initial TAEUS product and began focusing our spending on commercialization of the product that has been developed.

Sales and Marketing

Sales and marketing expenses were $581,893 for the year ended December 31, 2020, as compared to $412,434 for the year ended December 31, 2019, an increase of $169,459, or 41%. The increase was primarily due to additional headcount and pre-selling activities for our TAEUS product line. Currently, our marketing efforts are through our website and attendance of key industry meetings. Subsequent to the period ending December 31, 2020 we began hiring and training additional staff to support our sales efforts.

General and Administrative

Our general and administrative expenses for the year ended December 31, 2020 were $5,002,080, compared to $3,856,159 for the year ended December 31, 2019, an increase of $1,145,921, or 30%. Our wage and related expenses for the year ended December 31, 2020 were $2,070,747, compared to $1,878,265 for the year ended December 31, 2019. Wage and related expenses in the year ended December 31, 2020 included $215,988 for bonuses and $811,871 of stock compensation expense related to the issuance and vesting of options and RSU’s, compared to $147,915 for bonuses, $720,030 of stock compensation expense related to the issuance and vesting of options, for the year ended December 31, 2019. Our professional fees, which include legal, audit, and investor relations, for the year ended December 31, 2020 were $2,512,878, compared to $1,455,346 for the year ended December 31, 2019. The increase was due to additional costs for investor relations related activity, and legal fees associated with our financing transactions.

Amortization of Debt Discount

During the year ended December 31, 2020, we incurred non-cash expenses of $232,426 related to the amortization of debt discount incurred as result of our issuance of our convertible notes and warrants issued in July 2019. During the year ended December 31, 2019, we incurred non-cash expenses of $2,355,469 related to the amortization of debt discount incurred as result of our issuance of our convertible notes and warrants issued in July 2019.

Net Loss

As a result of the foregoing, for the year ended December 31, 2020, we recorded a net loss of $11,725,501, compared to a net loss of $13,305,964 for the year ended December 31, 2019.

Liquidity and Capital Resources

To date we have funded our operations through private and public sales of our securities. As of December 31, 2020, we had $7,227,316 in cash. We completed the following financing events from January 2019 through December 2020:

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

●
In March 2020, we entered into an at-the-market equity offering sales agreement (the “HCW ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) to sell shares of our common stock for aggregate gross proceeds of up to $7.2 million, from time to time, through an “at-the-market” equity offering program under which Wainwright acts as sales agent. On September 18, 2020 we terminated the HCW ATM Agreement with H.C. Wainwright & Co. We issued an aggregate of 1,421,858 shares of our common stock in return for gross proceeds of $1,372,437 from the at-the-market facility.

●
On September 25, 2020, we entered into an at-the-market equity offering sales agreement (the “Ascendiant ATM Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”) to sell shares of our common stock for aggregate gross proceeds of up to $6.8 million, from time to time, through an “at-the-market” equity offering program under which Ascendiant acts as sales agent. The Ascendiant ATM Agreement was terminated by the Company on December 15, 2020 after we had issued an aggregate of 583,633 shares of our common stock under the Ascendiant ATM Agreement for gross proceeds of approximately $473,000.

●
On December 18, 2020, we completed an underwritten public offering of 7,857,286 shares of common stock for net proceeds of approximately $4.9 million pursuant to an underwriting agreement with ThinkEquity, a division of Fordham Financial Management, Inc., dated December 15, 2020. The shares issued upon the closing of the offering included 714,286 shares of common stock issued pursuant the underwriter’s option to purchase additional shares to cover over-allotments, which it exercised in full.

●
During the year ended December 31, 2020, certain holders of our warrants issued in private placements indicated to the Company that they were willing to exercise their Private Warrants at reduced exercise prices. Our board of directors approved the Company’s partially waiving the exercise prices of Private Warrants to provide for reduced exercised prices which resulted in a deemed dividend. Prices were subsequently agreed upon between the Company and each exercising warrant holder, and the Company obtaining stockholder approval for the issuance of an aggregate number of shares of the Company’s common stock upon the exercise of Private Warrants greater than 19.99% of the number of shares outstanding prior to any such issuance, in compliance with Nasdaq Listing Rule 5635(d). As a result we issued an aggregate of 7,098,108 shares of its common stock upon Private Warrant exercises for net  proceeds of $4,757,011.

●
During the year ended December 31, 2020, we received a total of $337,084 in proceeds from loans from both First Republic Bank under the U.S. Small Business Administration’s Paycheck Protection Program and Toronto-Dominion Bank, in each case in connection with coronavirus aid legislation. Please see Note 6 to the notes accompanying the consolidated financial statements included with this Annual Report on Form 10-K for a further description of these loans.

We believe that cash on hand at December 31, 2020 will be sufficient to fund our current operations into the fourth quarter of 2021. We will need additional capital to execute our commercialization plan and if we do not raise additional capital in the next several months we will need to significantly slow or pause our business activities until such time as we are able to raise additional capital. We continue to evaluate and manage our capital needs to support our clinical, regulatory and operational activities and prepare for the results of our human studies data and EU commercialization. We are also exploring potential financing options that may be available to us, including additional sales of our common stock through our At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, dated February 19, 2021 (the “2021 Ascendiant ATM Agreement”), and by causing the mandatory exercise of outstanding warrants issued in December 2019 for cash in accordance with their terms. However, except for 2021 Ascendiant ATM Agreement, we have no commitments to obtain any additional funds, and there can be no assurance funds will be available in sufficient amounts or on acceptable terms. If we are unable to obtain sufficient additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The consolidated financial statements included in this Form 10-K have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2020, we incurred net losses of $11,725,501 and used cash in operations of $10,746,595. These and other factors raise substantial doubt about our ability to continue as a going concern for one year from the issuance of the accompanying financial statements. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the year ended December 31, 2020, we used $10,746,595 of cash in operating activities primarily as a result of our net loss of $11,725,501, offset by share-based compensation of $2,102,352, amortization of debt discount of $232,426, depreciation expense of $99,342, amortization of Right of Use assets of $65,907, and net changes in operating assets and liabilities of $(1,521,121).

During the year ended December 31, 2019, we used $8,588,851 of cash in operating activities primarily as a result of our net loss of $13,305,964 offset by share-based compensation of $1,399,547, depreciation and amortization expenses of $80,577, amortization of debt discount of $2,355,469, and net changes in operating assets and liabilities of $597,830.

Investing Activities

During the year ended December 31, 2020, the Company used $75,333 in investing activities related to purchases of equipment.

During the year ended December 31, 2019, the Company used $43,595 in investing activities related to purchase of equipment.

Financing Activities

During the year ended December 31, 2020, financing activities provided $11,875,037, including $6,780,942 in proceeds from issuance of common stock, $4,757,011 in proceeds from warrant exercises, and $337,084 in proceeds from loans.

During the year ended December 31, 2019, financing activities provided $8,335,278, including $5,344,257 from the issuance of Series A Preferred Stock and warrants, $375,520 from the issuance of Series B Preferred Stock and warrants, $2,490,501 in proceeds from the placement of senior secured convertible promissory notes and warrants, and $125,000 from the issuance common stock and warrants.

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

Beginning in March 2020, we undertook precautionary measures intended to help minimize the risk of the virus to our employees, including requiring most employees to work remotely, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. As a cash-conserving measure taken in light of the adverse economic conditions caused by the COVID-19 pandemic, in April 2020 we reduced the cash salaries of members of management by 33% for the remainder of 2020, including the salaries of our executive officers. In lieu of cash, the Company paid this portion of management salaries in the form of restricted stock units that vested over the remainder of the year. Additionally, we amended our Non-Employee Director Compensation Policy to provide that our non-employee directors’ annual retainers for the second, third and fourth fiscal quarters of 2020 would be paid in in the form of restricted stock units rather than cash. To date we do not believe these actions have had a significant negative impact on our operations. However, these actions or additional measures we may undertake may ultimately delay progress on our developmental goals or otherwise negatively affect our business. In addition, third-party actions taken to contain its spread and mitigate its public health effects of COVID-19 may negatively affect our business. The COVID-19 pandemic has impacted our clinical trial activities. Patient visits in ongoing clinical trials have been delayed, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. COVID-19 has also had an effect on the business at the FDA and other health authorities by causing them to reallocate resources to addressing the pandemic, which has resulted in delays of reviews and approvals, including with respect to our NAFLD TAEUS application.

Nasdaq Capital Market Listing

Our common stock and our public warrants are currently traded on the Nasdaq Capital Market. The Nasdaq Capital Market imposes, among other requirements, listing maintenance standards including minimum bid price and stockholders’ equity requirements. In particular, Nasdaq rules require a listed company’s primary equity securities to have a minimum bid price of at least $1.00 per share and that a listed company maintain a minimum of $2.5 million in stockholders’ equity. On April 24, 2020, we received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that, because the closing bid price for our common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, we no longer met the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2) (the “Bid Price Rule”). On August 19, 2020, we received a notification letter from the Listing Qualifications Staff of Nasdaq notifying us that, based on our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, we no longer maintained the minimum $2.5 million stockholders’ equity required for continued listing on the Nasdaq Capital Market under Marketplace Rule 5550(b)(1) (the “Equity Rule”).

On December 30, 2020, we filed a Current Report on Form 8-K to report that, following the completion of the underwritten offering of common stock on December 18, 2020, we had regained compliance with the Equity Rule. On February 2, 2021, we received written notice from the Listing Qualifications Staff Nasdaq notifying us that for at least ten consecutive business days, from January 15, 2021 to February 1, 2021, the closing bid price for our common stock was $1.00 per share or greater. Accordingly, the written notice stated that we regained compliance with the Bid Price Rule.

If we do not maintain compliance with the Bid Price Rule, Equity Rule, and other rules for continued listing on the Nasdaq, our securities may be delisted. If our securities were delisted from the Nasdaq Capital Market, it could, among other things, lead to a number of negative implications, including reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing.

Off-Balance Sheet Transactions

At December 31, 2020, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements
ENDRA Life Sciences Inc.
December 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ENDRA Life Sciences Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ENDRA Life Sciences Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit and has stated that substantial doubt exists about Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

We have served as the Company’s auditor since 2015.

New York, NY
March 25, 2021

ENDRA Life Sciences Inc.
Consolidated Balance Sheets

	December 31,	December 31,
Assets	2020	2019
Current Assets
Cash	$7,227,316	$6,174,207
Prepaid expenses	390,800	116,749
Inventory	589,620	113,442
Other current assets	5,986	130,701
Total Current Assets	8,213,722	6,535,099
Non-Current Assets
Fixed assets, net	212,242	236,251
Right of use assets	339,012	404,919
Total Assets	$8,764,976	$7,176,269

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$910,183	$1,708,525
Convertible notes payable, net of discount	-	298,069
Lease liabilities, current portion	76,480	66,193
Total Current Liabilities	986,663	2,072,787

Long Term Debt
Loans	337,084	-
Lease liabilities	271,908	342,812
Total Long Term Debt	608,992	342,812

Total Liabilities	1,595,655	2,415,599

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized; 196.794 and 6,338.490 shares issued and outstanding, respectively	1	1
Series B Convertible Preferred Stock, $0.0001 par value; 1,000 shares authorized; no shares and 351.711 shares issued and outstanding, respectively	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 34,049,704 and 8,421,401 shares issued and outstanding, respectively	3,404	842
Additional paid in capital	64,493,611	49,933,736
Stock payable	10,794	43,528
Accumulated deficit	(57,338,489)	(45,217,437)
Total Stockholders’ Equity	7,169,321	4,760,670
Total Liabilities and Stockholders’ Equity	$8,764,976	$7,176,269

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.
Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Operating Expenses
Research and development	$5,917,944	$6,574,999
Sales and marketing	581,893	412,434
General and administrative	5,002,080	3,856,159
Total operating expenses	11,501,917	10,843,592

Operating loss	(11,501,917)	(10,843,592)

Other Expenses
Amortization of debt discount	(232,426)	(2,355,469)
Other income (expense)	8,842	(106,903)
Total other expenses	(223,584)	(2,462,372)

Loss from operations before income taxes	(11,725,501)	(13,305,964)

Provision for income taxes	-	-

Net Loss	$(11,725,501)	$(13,305,964)

Deemed dividend	(395,551)	(4,219,777)

Net Loss attributable to common stockholders	$(12,121,052)	$(17,525,741)

Net loss per share – basic and diluted	$(0.63)	$(2.34)

Weighted average common shares – basic and diluted	19,192,226	7,499,984

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.
Consolidated Statements of Stockholders’ Equity

Year Ended December 31, 2019	Series A Convertible		Series B Convertible							Total
	Preferred Stock		Preferred Stock		Common stock		Additional		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Stock Payable	Deficit	Equity
Balance as of December 31, 2018	-	$-	-	$-	7,422,642	$742	$33,939,162	-	(27,691,696)	6,248,208
Series A Convertible Preferred Stock issued	6,338.490	1	-	-	904,526	90	7,412,361	-	-	7,412,452
Series B Convertible Preferred Stock issued	-	-	351.711	-	-	-	375,520	-	-	375,520
Common stock issued for note conversions	-	-	-	-	94,233	10	140,396	-	-	140,406
Fair value of vested stock options	-	-	-	-	-	-	1,399,547	-	-	1,399,547
Debt discount	-	-	-	-	-	-	2,490,501	-	-	2,490,501
Deemed dividend on preferred stock	-	-	-		-	-	4,219,777	-	(4,219,777)	-
Stock to be issued	-	-	-	-	-	-	(43,528)	43,528	-	-
Net loss	-	-	-	-	-	-	-	-	(13,305,964)	(13,305,964)
Balance as of December 31, 2019	6,338.490	$1	351.711	$-	8,421,401	$842	$49,933,736	43,528	(45,217,437)	4,760,670

Year Ended December 31, 2020	Series A Convertible		Series B Convertible							Total
	Preferred Stock		Preferred Stock		Common stock		Additional		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Stock Payable	Deficit	Equity
Balance as of December 31, 2019	6,338.490	$1	351.711	$-	8,421,401	$842	$49,933,736	43,528	(45,217,437)	4,760,670
Series A Convertible Preferred Stock converted to common stock	(6,141.696)	-	-	-	7,178,400	717	79,997	(80,714)	-	-
Series B Convertible Preferred Stock converted to common stock	-	-	(351.711)	-	360,279	36	1,633	(1,669)	-	-
Common stock issued for cash	-	-	-	-	9,862,777	986	6,779,956	-	-	6,780,942
Common stock issued for note conversions	-	-	-	-	331,441	33	493,814	-	-	493,847
Common stock issued for warrant exercise	-	-	-	-	7,098,108	710	4,756,301	-	-	4,757,101
Common stock issued for services	-	-	-	-	149,025	15	125,486	-	-	125,501
Common stock issued for vested RSUs	-	-	-	-	648,273	65	453,725	-	-	453,790
Fair value of vested stock options	-	-	-	-	-	-	1,523,061	-	-	1,523,061
Fair value adjustment related to warrants repricing	-	-	-	-	-	-	395,551	-	(395,551)	-
Stock payable towards preference dividend	-	-	-	-	-	-	(49,649)	49,649	-	-
Net loss	-	-	-	-	-	-	-	-	(11,725,501)	(11, 725,501)
Balance as of December 31, 2020	196.794	$1	-	$-	34,049,704	$3,404	$64,493,611	10,794	(57,338,489)	7,169,322

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.
Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Cash Flows from Operating Activities
Net loss	$(11, 725,501)	$(13,305,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	99,342	80,577
Common stock, options and warrants issued for services	2,102,352	1,399,547
Amortization of debt discount	232,426	2,355,469
Impairment of other assets	-	249,256
Amortization of right of use assets	65,907	34,434
Changes in operating assets and liabilities:
Increase in prepaid expenses	(274,051)	28,675
Decrease in lease liability	(60,617)	(30,348)
Increase in inventory	(476,178)	(53,998)
Decrease in Other Current Assets	124,715	(106,642)
Decrease in accounts payable and accrued liabilities	(834,990)	760,143
Net cash used in operating activities	(10,746,595)	(8,588,851)

Cash Flows from Investing Activities
Purchases of fixed assets	(75,333)	(43,595)
Net cash used in investing activities	(75,333)	(43,595)

Cash Flows from Financing Activities
Proceeds from senior secured convertible promissory notes, net of fees	-	2,490,501
Proceeds from issuance of Series A Convertible Preferred Stock	-	5,344,257
Proceeds from issuance of Series B Convertible Preferred Stock	-	375,520
Proceeds from warrant exercise	4,757,011	-
Proceeds from loans	337,084	-
Proceeds from issuance of common stock	6,780,942	125,000
Net cash provided by financing activities	11,875,037	8,335,278

Net decrease in cash	1,053,109	(297,168)

Cash, beginning of period	6,174,207	6,471,375

Cash, end of period	$7,227,316	$6,174,207

Supplemental disclosures of cash items
Interest paid	$1,920	$-
Income tax paid	$-	$-

Supplemental disclosures of non-cash items
Discount on convertible notes	$-	$2,490,501
Conversion of convertible notes and accrued interest	$493,814	$140,406
Exchange of balance in convertible notes and accrued interest for Series A Convertible Preferred Stock	$-	$1,943,195
Deemed dividend	$395,551	$4,219,777
Conversion of Series A Convertible Preferred Stock	$(717)	$-
Conversion of Series B Convertible Preferred Stock	$(36)	$-
Shares issued for financing cost	27,300	-
Stock dividend payable	$(49,649)	$-
Right of use asset	$339,012	$404,919
Lease liability	$348,388	$409,005

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.
Notes to Consolidated Financial Statements
For the years ended December 31, 2020 and 2019

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

ENDRA Life Sciences Ltd. was organized under the laws of the United Kingdom on August 5, 2020 and is wholly owned by ENDRA Life Sciences Holding B.V.

ENDRA Life Sciences B.V. was organized under the laws of The Netherlands on August 11, 2020 and is wholly owned by ENDRA Life Sciences Holding B.V.

ENDRA Life Sciences GmbH was organized under the laws of Germany on September 9, 2020 and is wholly owned by ENDRA Life Sciences Holding B.V.

ENDRA Life Sciences S.A.R.L. was organized under the laws of France on January 26, 2021 and is wholly owned by ENDRA Life Sciences Holding B.V.

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

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2020 and through the date of the filing of this Annual Report on Form 10-K. The accounting matters assessed included, but were not limited to, estimates related to the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

Despite the Company’s efforts, the ultimate impact of COVID-19 on the Company’s business depends on factors beyond the Company’s knowledge or control, including the duration and severity of the outbreak, as well as third-party actions taken to contain its spread and mitigate its public health effects. As a result, the Company is unable to estimate the extent to which COVID-19 will negatively impact its financial results or liquidity.

Principles of Consolidation

The Company’s consolidated financial statements include all accounts of the Company and its consolidated subsidiary and/or entities as of reporting period ending date(s) and for the reporting period(s) then ended. All inter-company balances and transactions have been eliminated.

Basis of Presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of December 31, 2020 and December 31, 2019, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. At December 31, 2020 and December 31, 2019 the Company recorded a lease liability of $348,388 and $409,005, respectively.

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the years ended December 31, 2020 and 2019, the Company incurred $5,917,944 and $6,574,999 of expenses related to research and development costs, respectively.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 10,047,010 and 24,949,725 potentially dilutive shares, which include outstanding common stock options, warrants, and convertible notes, as of December 31, 2020 and December 31, 2019, respectively.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:
	December 31, 2020	December 31, 2019
Options to purchase common stock	3,569,707	3,449,319
Warrants to purchase common stock	6,251,103	13,496,924
Shares issuable upon conversion of notes	-	362,568
Shares issuable upon conversion of Series A Convertible Preferred Stock	226,200	7,285,651
Shares issuable upon conversion of Series B Convertible Preferred Stock	-	355,263
Potential equivalent shares excluded	10,047,010	24,949,725

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

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other share-based awards to its employees, consultants and non-employee members of the board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2021, the pool of shares available for issuance under the Omnibus Plan automatically increased by 1,599,570 shares from 5,861,658 shares to 7,461,228.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to December 31, 2020 of $57,338,489. The Company had working capital of $7,227,059 as of December 31, 2020. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended December 31, 2020 have been prepared assuming the Company will continue as a going concern. The Company’s cash resources will likely be insufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. As described further below under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” the COVID-19 pandemic has impacted the Company’s business operations to some extent and is expected to continue to do so and, in light of the effect of such pandemic on financial markets, these impacts may include reduced access to capital. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of, or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. There is substantial doubt about the ability of the Company to continue as a going concern for one year from the issuance of the accompanying consolidated financial statements. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

The Company considered recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 – Inventory

As of December 31, 2020 and December 31, 2019, inventory consisted of raw materials and subassemblies to be used in the assembly of a TAEUS system. As of December 31, 2020, the Company had no orders pending for the sale of a TAEUS system.

As of December 31, 2020 and December 31, 2019, the Company had inventory valued at $589,620 and $113,442, respectively.

Note 4 – Fixed Assets

As of December 31, 2020 and December 31, 2019, fixed assets consisted of the following:

	December 31, 2020	December 31, 2019
Property, leasehold and capitalized software	$718,902	$679,179
TAEUS development and testing	79,207	43,596
Accumulated depreciation	(585,867)	(486,524)
Fixed assets, net	$212,242	$236,251

Depreciation expense for the years ended December 31, 2020 and 2019 was $99,342 and $80,577, respectively.

Note 5 – Accounts Payable and Accrued Liabilities

As of December 31, 2020 and December 31, 2019, current liabilities consisted of the following:

	December 31, 2020	December 31, 2019
Accounts payable	$402,910	$1,278,431
Accrued payroll	48,260	94,862
Accrued bonuses	369,393	295,794
Accrued employee benefits	5,750	5,750
Accrued interest	-	9,738
Insurance premium financing	83,870	23,950
Total	$910,183	$1,708,525

Note 6 – Bank Loans

U.S. SBA Paycheck Protection Program

In April 2020, the Company issued a U.S. Small Business Administration (“SBA”) Paycheck Protection Program Note (the “SBA Note”) to First Republic Bank (the “Lender”) for a loan in the principal amount of $308,600 (the “SBA Loan”) under the Paycheck Protection Program (“PPP”) promulgated under the Coronavirus Aid, Relief and Economic Security Act of 2020, as modified by the Paycheck Protection Program Flexibility Act of 2020. The SBA Loan bears interest at a rate per annum of 1.00%. The term of the SBA Loan is two years, ending April 22, 2022 (the “Maturity Date”). No payments will be due on the SBA Loan until the Company’s application for forgiveness of the SBA Loan has been processed and completed (the “Deferment Period”), but interest will accrue during the Deferment Period. Following the Deferment Period, if the SBA Loan is not entirely forgiven, the Company must pay monthly principal and interest payments on the outstanding principal balance of the SBA Loan amortized over the term of the SBA Loan (the “SBA Loan Payments”), unless forgiven in whole or in part in accordance with the PPP regulations. These repayments will begin following the Deferment Period and until the Maturity Date.

The Company has applied to the Lender for the SBA Loan to be forgiven in full. The Company believes that it qualifies for forgiveness of the SBA Loan under the PPP guidelines, but should it be audited or reviewed as a result of applying for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention, and legal and reputational costs. If the Company were to be audited and receive an adverse finding in such audit, it could be required to repay the full amount of the SBA Loan, which could reduce its liquidity, and potentially subject the Company to additional fines and penalties.

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

Toronto-Dominion Bank Loan

On April 27, 2020, the Company entered into a commitment loan with TD Bank under the Canadian Emergency Business Account, in the principal aggregate amount of CAD 40,000, which is due and payable upon the expiration of the initial term on December 31, 2022. This note bears interest on the unpaid balance at the rate of zero percent (0%) per annum during the initial term. Under this note no interest payments are due until January 1, 2023. Under the conditions of the loan, twenty-five percent (25%) of the loan will be forgiven if seventy-five percent (75%) is repaid prior to the initial term date.

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

At December 31, 2020, the authorized capital of the Company consisted of 90,000,000 shares of capital stock, comprised of 80,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 1,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”), and the remainder of 9,989,000 shares remain authorized but undesignated.

As of December 31, 2020, there were 34,049,704 shares of common stock, 196.794 shares of Series A Preferred Stock, and no shares of Series B Preferred Stock issued and outstanding, and a stock payable balance of $10,794.

During the year ended December 31, 2020, the Company issued a total of 25,628,303 shares of its common stock, as follows:

●
7,178,400 shares upon the conversion of 6,141.696 shares of its Series A Preferred Stock;
●
360,279 shares upon the conversion of 351.711 shares of its Series B Preferred Stock;
●
7,857,286 shares on December 18, 2020 in an underwritten offering for net proceeds of $5,000,192;
●
7,098,108 shares upon warrant exercises for an aggregate exercise price of $4,757,011;
●
2,005,491 shares in return for aggregate net proceeds of $1,780,750 from sales through its at-the-market equity offering programs;
●
331,441 shares upon the conversion of $493,847 principal and accrued interest on convertible promissory notes issued in July 2019;
●
149,025 shares to certain consultants pursuant to services agreements; and
●
648,273 shares to its employees pursuant to RSU agreements with these employees.

December 2020 Offering of Common Stock

On December 15, 2020, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with ThinkEquity, a division of Fordham Financial Management, Inc. (the “Underwriter”), relating to an underwritten public offering for the issuance and sale of 7,143,000 shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”). In addition, under the terms of the Underwriting Agreement, the Company granted the Underwriter a 45-day option to purchase up to an additional 714,286 shares of its Common Stock to cover over-allotments, if any. The Underwriter exercised in full its option to purchase the additional 714,286 shares on December 16, 2020.

The offering closed on December18, 2020. The net proceeds to the Company from the offering were approximately $4.9 million, after deducting underwriting discounts and commissions and other offering expenses.

At-the-Market Equity Offering Programs

In March 2020, the Company entered into an at-the-market equity offering sales agreement (the “HCW ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”) to sell shares of common stock for aggregate gross proceeds of up to $7.2 million, from time to time, through an “at-the-market” equity offering program under which Wainwright acted as sales agent. On September 18, 2020, the Company terminated the HCW ATM Agreement after having issued an aggregate of 1,421,858 shares of common stock in return for gross proceeds of $1,372,437.

On September 25, 2020, the Company entered into an at-the-market equity offering sales agreement (the “2020 Ascendiant ATM Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”) to sell shares of common stock for aggregate gross proceeds of up to $6.8 million, from time to time, through an “at-the-market” equity offering program under which Ascendiant acted as sales agent. The 2020 Ascendiant ATM Agreement was terminated by the Company on December 15, 2020 after having issued an aggregate of 583,633 shares of common stock in return for gross proceeds of approximately $473,000.

Subsequent to the year ended December 31, 2020 and on February 18, 2021, the Company entered into an at-the-market equity offering sales agreement (the “2021 Ascendiant ATM Agreement”) with Ascendiant to sell shares of common stock for aggregate gross proceeds of up to $12.6 million, from time to time, through an “at-the-market” equity offering program under which Ascendiant acted as sales agent. As of March 24, 2021 under the 2021 Ascendiant ATM Agreement the Company has issued an aggregate of 3,914,217 shares of common stock in return for gross proceeds of $10,099,525.

December 2019 Offering of Series A Preferred Stock, Common Stock and Warrants

On December 11, 2019, the Company completed a private placement offering in which it sold 6,338.490 shares of its Series A Preferred Stock and 904,526 shares of its common stock, along with warrants (the “December 11, 2019 Warrants”) exercisable for an aggregate of 8,190,225 shares of common stock, for approximately $7.9 million of gross proceeds. As of December 31, 2020, 196.794 shares of Series A Convertible Preferred Stock and December 11, 2019 Warrants exercisable for an aggregate 3,450,549 shares of common stock remained outstanding.

The Company has the right to cause each holder to convert their shares of Series A Preferred Stock if at any time (i) the simple average of the daily volume-weighted average price of the Company’s common stock for 10 consecutive trading days is greater than $1.74 (as adjusted for stock splits, stock dividends and similar transactions) and (ii) there is then an effective registration statement registering under the Securities Act of 1933, as amended (the “Securities Act”), the resale of the shares of common stock issuable upon such conversion of Series A Preferred Stock (the “Series A Forced Conversion Conditions”). The simple average of the Daily VWAP (as defined in the Series A Certificate of Designations) for the 10 consecutive trading days from January 8, 2020 to January 22, 2020, inclusive, was $1.82, satisfying the first Series A Forced Conversion Condition. On January 27, 2020, the SEC declared effective the Company’s Registration Statement on Form S-3 (File No. 333-235883) registering under the Securities Act the resale of the shares of common stock issuable upon the conversion of Series A Preferred Stock, shares of common stock issued in the offering, and shares of common stock issuable upon the exercise of December 11, 2019 Warrants and December 11, 2019 Warrants.

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

December 2019 Offering of Series B Preferred Stock and Warrants

On December 19, 2019, the Company completed a private placement offering in which the Company sold 351.711 shares of its Series B Preferred Stock and warrants (the “December 19, 2019 Warrants”) exercisable for an aggregate of 426,316 shares of the Company’s common stock to the investors for approximately $405,000 of gross proceeds. As of December 31, 2020, no shares of Series A Convertible Preferred Stock and December 19, 2019 Warrants exercisable for an aggregate 24,737 shares of common stock remained outstanding.

Each December 19, 2019 Warrant entitles the holder to purchase a share of common stock for an exercise price equal to $0.99. The December 19, 2019 Warrants are exercisable commencing immediately upon issuance and expire on the date five years after the date of issuance, unless earlier terminated pursuant to the terms of the December 19, 2019 Warrants. The terms of the December 19, 2019 Warrants provide that the Company may deliver notice to the holders and, after a 30-day period following such notice, any unexercised December 19, 2019 Warrants will be forfeited, in the event that during the term of the December 19, 2019 Warrants (i) the average of the daily volume-weighted average price of Common Stock over any 10 consecutive trading days is greater than $1.98 (as adjusted for stock splits, stock dividends and similar transactions) and (ii) there is then an effective registration statement registering under the Securities Act the resale of the shares of Common Stock issuable upon the exercise of the December 19, 2019 Warrants (together, the “Series B Forced Conversion Conditions”). The December 19, 2019 Warrants provide for cashless exercise in the event there is no effective registration statement registering under the Securities Act the resale of the shares of common stock issuable upon exercise of such December 19, 2019 Warrants.

The simple average of the Daily VWAP (as defined in the December 19, 2019 Warrants) for the 10 consecutive trading days from January 14, 2021 to January 28, 2021, inclusive, was $1.99, satisfying the first Series B Forced Conversion Condition. On January 27, 2020, the SEC declared effective the Company’s Registration Statement on Form S-3 (File No. 333-235883) registering under the Securities Act the resale of the shares of common stock issuable upon the exercise of December 19, 2019 Warrants.

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

Note 8 – Common Stock Options and Restricted Stock Units (RSU’s)

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the 2016 Omnibus Incentive Plan (the “Omnibus Plan”) and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the year ended December 31, 2020 was determined to be $378,422 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 94% to 119%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 10 years. A summary of option activity under the Company’s Omnibus Plan as of December 31, 2020, and changes during the year then ended, is presented below:
	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2019	3,449,319	$2.32	8.26
Granted	327,918	1.26	9.26
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(207,530)	-	-
Balance outstanding at December 31, 2020	3,569,707	$2.13	7.50
Exercisable at December 31, 2020	1,458,069	$2.83	6.60

Restricted Stock Units

A restricted stock unit grants a participant the right to receive one share of common stock, following the completion of the requisite service period. Restricted stock units are classified as equity. Compensation cost is based on the Company’s stock price on the grant date and is recognized on a straight-line basis over the vesting period for the entire award.

As a cash-conserving measure taken in light of the adverse economic conditions caused by the COVID-19 pandemic, in April 2020 the Company reduced the cash salaries of members of management by 33% for the remainder of 2020, including the salaries of its named executive officers. In lieu of cash, the Company paid this portion of management salaries in the form of restricted stock units (the “RSU’s”) that vested over the remainder of the year. Additionally, the Company amended its Non-Employee Director Compensation Policy to provide that its non-employee directors’ annual retainers for the second, third and fourth fiscal quarters of 2020 would also be paid in in the form of RSU’s rather than cash.

On April 9, 2020, the Company granted 674,019 RSU’s to non-employee directors and certain members of management. The 461,146 RSU’s granted to management vested daily over the term through December 31, 2020. The 212,873 RSU’s granted to non-employee directors vested in three equal quarterly installments on the last date of the second, third and fourth fiscal quarters of 2020. The total fair value of the RSU’s granted on April 9, 2020 was $471,813, based on the grant date closing price of $0.70 per share.

As of December 31, 2020 the Company had issued and vested the following RSU’s:
	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance Outstanding at December 31, 2019	-	$-
Granted	674,019	0.70
Vested / Released	(674,019)	-
Forfeited	-	-
Cancelled or expired	-	-
Balance outstanding at December 31, 2020	-	$-

Note 9 – Common Stock Warrants

Warrant Conversions and Consent Solicitation

Certain holders of our warrants issued in private placements in (i) June 2018, exercisable for an aggregate of 283,337 shares of common stock, (ii) July 2019, exercisable for an aggregate of 1,910,540 shares of common stock, and (iii) December 2019, exercisable for an aggregate of 8,958,358 shares of common stock (collectively, the “Private Warrants”) indicated to the Company that they were willing to exercise their Private Warrants at reduced exercise prices. Our board of directors approved the Company’s partially waiving the exercise prices of Private Warrants to provide for reduced exercised prices which resulted in a deemed dividend. Prices were subsequently agreed upon between the Company and each exercising warrant holder, and the Company obtaining stockholder approval for the issuance of an aggregate number of shares of the Company’s common stock upon the exercise of Private Warrants greater than 19.99% of the number of shares outstanding prior to any such issuance, in compliance with Nasdaq Listing Rule 5635(d).

During the year ended December 31, 2020, the Company issued an aggregate of 7,098,108 shares of its common stock upon Private Warrant exercises for net proceeds of $4,757,011.

The following table summarizes all stock warrant activity of the Company for the year ended December 31, 2020:
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Balance outstanding at December 31, 2019	13,496,924	$2.02	4.07
Granted	-	-	-
Exercised	(7,098,108)	0.70	3.39
Forfeited	-	-	-
Expired	(147,713)	-	-
Balance outstanding at December 31, 2020	6,251,103	$2.79	2.79
Exercisable at December 31, 2020	6,251,103	$2.79	2.79

Note 10 – Commitments & Contingencies

Office Lease

Effective January 1, 2015, the Company entered into an office lease agreement with Green Court, LLC, a Michigan limited liability company, for approximately 3,657 rentable square feet of space, for the initial monthly rent of $5,986, which commenced on January 1, 2015 for an initial term of 60 months. On October 10, 2017 this lease was amended increasing the rentable square feet of space to 3,950 and the monthly rent to $7,798. On July 16, 2019, the Company exercised its option to extend the lease for an additional 5 years past the initial term originally expiring on December 31, 2019.

Subsequent to the period ended December 31, 2020 and on March 15, 2021, the Company entered into an amendment to the lease, adding approximately 3,248 rentable square feet, increasing the initial monthly rent to $15,452 effective May, 2021, and extending the term of the lease to December 31, 2025.

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at December 31, 2020 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 4.67 years.

As of December 31, 2020, the maturities of operating lease liabilities are as follows:
Operating Lease
2021	101,752
2022	104,793
2023	107,954
2024 and beyond	111,192
Total	$425,691
Less: amount representing interest	(77,303)
Present value of future minimum lease payments	348,388
Less: current obligations under leases	76,480
Long-term lease obligations	$271,908

For the years ended December 31, 2020 and 2019, the Company incurred rent expenses of $120,275 and $105,514, respectively.

Employment and Consulting Agreements

Francois Michelon – Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Francois Michelon, the Company’s Chief Executive Officer and Chairman of the board of directors and, on December 27, 2019, entered into an amendment to the employment agreement. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-K was $355,350. Under the employment agreement, Mr. Michelon is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Pursuant to Mr. Michelon’s employment agreement, in connection with the closing of the Company’s initial public offering he was granted options to purchase an aggregate 339,270 shares of common stock. The options have a weighted average exercise price of $4.96 per share of common stock and vest in three equal annual installments beginning on May 12, 2018. Upon termination without cause, any portion of Mr. Michelon’s option award scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the option award will automatically vest. Upon termination for any other reason, the entire unvested portion of the option award will terminate.

If Mr. Michelon’s employment is terminated by the Company without cause or Mr. Michelon terminates his employment for good reason, Mr. Michelon will be entitled to receive 12 months’ continuation of his current base salary and a lump sum payment equal to 12 months of continued healthcare coverage (or 24 months’ continuation of his current base salary and a lump sum payment equal to 24 months of continued healthcare coverage if such termination occurs within one year following a change in control).

Under his employment agreement, Mr. Michelon is eligible to receive benefits that are substantially similar to those of the Company’s other senior executive officers.

On April 9, 2020, the Company granted Mr. Michelon 123,064 restricted stock units in lieu of $86,145 of his cash salary. The restricted stock units vested on a daily basis through December 31, 2020.

Michael Thornton – Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Michael Thornton, the Company’s Chief Technology Officer and, on December 27, 2019, entered into an amendment to the employment agreement. The term of the employment agreement runs through December 31, 2019 and continues on a year-to-year basis thereafter. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-K was $267,800. Under the employment agreement, Mr. Thornton is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Pursuant to Mr. Thornton’s employment agreement, in connection with the closing of the Company’s initial public offering he was granted options to purchase an aggregate 345,298 shares of common stock. The options have a weighted average exercise price of $4.96 per share of common stock and vest in three equal annual installments beginning on May 12, 2018. Upon termination without cause, any portion of Mr. Thornton’s option award scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the option award will automatically vest. Upon termination for any other reason, the entire unvested portion of the option award will terminate.

If Mr. Thornton’s employment is terminated by the Company without cause or Mr. Thornton terminates his employment for good reason, Mr. Thornton will be entitled to receive 12 months’ continuation of his current base salary and a lump sum payment equal to 12 months of continued healthcare coverage (or 24 months’ continuation of his current base salary and a lump sum payment equal to 24 months of continued healthcare coverage if such termination occurs within one year following a change in control).

Under his employment agreement, Mr. Thornton is eligible to receive benefits that are substantially similar to those of the Company’s other senior executive officers.

On April 9, 2020, the Company granted Mr. Thornton 96,213 restricted stock units in lieu of $67,349 of his cash salary. The restricted stock units vested on a daily basis through December 31, 2020.

David Wells – On May 13, 2019, the Company entered into an employment agreement with David Wells that superseded a consulting agreement between the Company and StoryCorp Consulting, pursuant to which Mr. Wells provided services to the Company as its Chief Financial Officer. The employment agreement provides for an annual base salary of $230,000 and eligibility for an annual cash bonus to be paid based on attainment of Company and individual performance objectives to be established by the Company’s board of directors (in 2019, the amount of such cash bonus if all goals were achieved would be 30% of the base salary plus base fees paid to StoryCorp under the consulting agreement). The employment agreement also provides for eligibility to receive benefits substantially similar to those of the Company’s other senior executive officers.

Pursuant to the employment agreement, on May 13, 2019 Mr. Wells was granted stock options to purchase 56,000 shares of the Company’s common stock. The stock options have an exercise price of $1.38 per share, and vest in three equal annual installments beginning on the first anniversary of the grant date.

On April 9, 2020, the Company granted Mr. Wells 79,653 restricted stock units in lieu of $55,757 of his cash salary. The restricted stock units vested on a daily basis through December 31, 2020.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. As of December 31, 2020, there were no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

Note 11 – Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2020 and 2019 are summarized below.

	2020	2019
Net operating loss carryforward	$(11,827,295)	$(8,106,070)
Stock based compensation	150,595	--
Fair value of options	395,996	289,528
Total deferred tax assets	(11,280,704)	(7,816,542)
Valuation allowance	$11,280,704	$7,816,542
Net deferred tax asset	$-	$-

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2020 and 2019, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

The Company has not completed its evaluation of net operating loss (“NOL”) utilization limitations under Internal Revenue Code, as amended (the “Code”), Section 382/383, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited as to the amount that could be utilized each year, or possibly eliminate, based on the Code, as amended.

No federal or state/local tax provision has been provided for the years ended December 31, 2020 and 2019 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2020 and 2019.

	2020	2019
U.S. federal statutory income tax	-21.00%	-21.00%
State tax, net of federal tax benefit	-5.80%	-5.80%
Stock based compensation	0.00%	0.00%
Change in valuation allowance	26.80%	26.80%
Effective tax rate	0.00%	0.00%

At December 31, 2020, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $43.4 million, which $27.4 million has an indefinite life and $16 million will begin to expire in 2027 through 2037.

ENDRA Life Sciences Canada Inc., the Company’s wholly-owned subsidiary which was incorporated in 2017, is subject to income taxes in the jurisdictions in which it operates, Canada, at a current rate of approximately 26.6 percent for 2020. Significant judgment is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The Company recognizes liabilities for anticipated tax audit issues based on its current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

ENDRA Life Sciences Canada Inc.’s operations were not material for tax purposes as of December 31, 2020 and 2019 and therefore the entity had no significant impact on the year-end 2020 and 2019 tax provision. Generally, all expenses relating to research & development that are incurred in Canada are the responsibility and owned by the United States parent company, since it is the owner of all of the Company’s intangibles.

Note 12 – Subsequent Events

Common Stock Issued

Subsequent to the period ended December 31, 2020, the Company issued a total of 3,914,217 shares of common stock in return for net proceeds of $10,099,525 from sales under the 2021 Ascendiant ATM Agreement (defined below).

Subsequent to the year ended December 31, 2020, the Company issued an aggregate of 3,567,899 shares of its common stock upon Private Warrant exercises for gross proceeds of $2,918,472.

Nasdaq Qualification Notice

On February 2, 2021, the Company received written notice from the Listing Qualifications Staff of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that for at least ten consecutive business days, from January 15, 2021 to February 1, 2021, the closing bid price for the Company’s common stock was $1.00 per share or greater. Accordingly, the written notice stated that the Company had regained compliance with the minimum bid price listing requirement set forth under Nasdaq Listing Rule 5550(a)(2).

ATM Agreement

On February 19, 2021, the Company entered into an at-the-market equity offering sales agreement (the “2021 Ascendiant ATM Agreement”) with Ascendiant Capital Markets, LLC (“Ascendiant”) to sell shares of common stock for aggregate gross proceeds of up to $12.6 million, from time to time, through an “at-the-market” equity offering program under which Ascendiant acts as sales agent. Pursuant to the 2021 Ascendiant ATM Agreement, Ascendiant may sell the shares in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 under the Securities Act, including sales made directly on or through the Nasdaq Capital Market. If agreed to in a separate terms agreement, the Company may sell shares to Ascendiant as principal at a purchase price agreed upon by Ascendiant and the Company. Ascendiant may also sell shares in negotiated transactions with our prior approval.

Office Lease

On March 15, 2021, the Company entered into an amendment to its Gross Lease with Green Court LLC (the “Lease Amendment”), adding approximately 3,248 rentable square feet, increasing the initial monthly rent to $15,452 effective May 1, 2021, and extending the term of the lease to December 31, 2025. This summary of the Lease Amendment is qualified in its entirety by the copy of the Lease Amendment attached hereto as Exhibit 10.18.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2020, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, as described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness as of December 31, 2020: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting. Because of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2020.

Continuing Remediation Efforts

During the year ended December 31, 2020 the Company:

●
continued drafting certain documents which outline operating procedures which it intends to adopt during the current year;
●
engaged on a project basis an outside firm with expertise in the area of proper controls and procedures;
●
installed software systems that support improved controls over accounts payable and payments; and
●
hired on a part-time basis additional staffing to support the financial reporting process.

To remediate its internal control weakness, management intends to implement the following measures during 2021:

●
Add additional accounting personnel or outside consultants to properly segregate duties and to effect timely, accurate preparation of the financial statements; and
●
Complete the development of and maintain adequate written accounting policies and procedures.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control of Financial Reporting

During the quarter ended December 31, 2020, except as described above under “Continuing Remediation Efforts,” there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2021 annual meeting of stockholders to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the Company’s fiscal year ended December 31, 2020.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2021 annual meeting of stockholders to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the Company’s fiscal year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2021 annual meeting of stockholders to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the Company’s fiscal year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2021 annual meeting of stockholders to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the Company’s fiscal year ended December 31, 2020.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2021 annual meeting of stockholders to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the Company’s fiscal year ended December 31, 2020.

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

3. Exhibits

The following is a list of exhibits filed as part of this Annual Report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company		8-K	3.2	05/12/17
3.2	Amended and Restated Bylaws of the Company		S-1	3.4	12/06/16
4.1	Specimen Certificate representing shares of common stock of the Company		S-1	4.1	11/21/16
4.2	Form of Warrant Agreement and Warrant comprising a part of the Company’s units issued in its 2017 initial public offering		S-1	4.2	11/21/16
4.3	Form of Underwriters’ Warrant issued to certain designees of the underwriters in the Company’s 2017 initial public offering		S-1	4.3	11/21/16
4.4	Form of Warrant issued in June 2018 Private Placement		8-K	4.2	07/02/18
4.5	Form of Underwriters’ Warrant issued to certain designees of the underwriters in the Company’s October 2018 offering		10-Q	4.6	11/05/18
4.6	Form of Convertible Promissory Note issued in July 2019 Private Placement		8-K	4.1	07/29/19
4.7	Form of Warrant issued in July 2019 Private Placement		8-K	4.2	07/29/19
4.8	Certificate of Designations of Series A Convertible Preferred Stock		8-K	4.1	12/11/19
4.9	Form of Warrant issued in December 2019 Series A Convertible Preferred Stock Offering		8-K	4.2	12/11/19
4.10	Certificate of Designations of Series B Convertible Preferred Stock		8-K	4.1	12/26/19
4.11	Form of Warrant issued in December 2019 Series B Convertible Preferred Stock Offering		8-K	4.2	12/26/19
4.12	Description of Securities	X
10.1	ENDRA Life Sciences Inc. 2016 Omnibus Incentive Plan *		S-1	10.4	12/06/16
10.2	First Amendment to ENDRA Life Sciences Inc. 2016 Omnibus Incentive Plan*		DEF 14A	Appx. A	05/10/18
10.3	Form of Stock Option Award under 2016 Omnibus Incentive Plan*		S-1	10.5	12/06/16
10.4	Form of Restricted Stock Unit Award under 2016 Omnibus Incentive Plan*		S-1	10.6	12/06/16
10.5	Non-Employee Director Compensation Policy*		10-Q	10.2	08/14/2020
10.6	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers*		S-1	10.8	11/21/16
10.7	Amended and Restated Employment Agreement, dated May 12, 2017, by and between the Company and Francois Michelon*		8-K	10.1	05/12/17
10.8	First Amendment to Employment Agreement, dated December 27, 2019, by and between the Company and Francois Michelon*		8-K	10.1	12/27/19
10.9	Amended and Restated Employment Agreement, dated May 12, 2017, by and between the Company and Michael Thornton*		8-K	10.2	05/12/17
10.10	First Amendment to Employment Agreement, dated December 27, 2019, by and between the Company and Michael Thornton*		8-K	10.2	12/27/19
10.11	Collaborative Research Agreement, dated April 22, 2016, by and between the Company and General Electric Company		S-1	10.17	11/21/16
10.12	Amendment to Collaborative Research Agreement, dated April 21, 2017, by and between the Company and General Electric Company		S-1	10.21	05/03/17
10.13	Amendment 2 to Collaborative Research Agreement, dated January 30, 2018, by and between the Company and General Electric Company		8-K	10.1	01/30/18

10.14	Amendment 3 to Collaborative Research Agreement, dated January 13, 2020, by and between the Company and General Electric Company		8-K	10.1	01/15/20
10.15	Amendment 4 to Collaborative Research Agreement, dated December 16, 2020, by and between the Company and General Electric Company		8-K	10.1	12/21/20
10.16	Gross Lease, dated January 1, 2015, between the Company and Green Court LLC		S-1	10.18	11/21/16
10.17	Amendment to Gross Lease, dated October 10, 2017, by and between the Company and Green Court LLC		10-Q	10.2	05/15/18
10.18	Second Amendment to Lease, dated March 15, 2021, by and between the Company and Green Court LLC	X

10.19	Sublicense Agreement, dated August 2, 2007, by and between the Company and Optosonics, Inc.		S-1	10.19	11/21/16
10.20	Amendment to Sublicense Agreement, dated January 18, 2011, by and between the Company and Optosonics, Inc.		S-1	10.20	11/21/16
10.21	Master Services Agreement, dated October 24, 2017, by and between the Company and CriTech Research, Inc.		10-K	10.15	03/20/18
10.22	Consulting Agreement, dated October 31, 2017, by and between the Company and StarFish Product Engineering, Inc.		10-K	10.16	03/20/18
10.23	Employment Agreement, dated May 13, 2019, by and between the Company and David Wells*		10-Q	10.2	05/14/19
10.24	Employment Agreement, dated April 20, 2019, by and between the Company and Renaud Maloberti*		10-Q	10.2	08/08/19
10.25	U.S. Small Business Administration Paycheck Protection Program Note, issued by the Company to First Republic Bank		10-Q	10.2	05/14/2020
21.1	Subsidiaries of the Company	X
23.1	Consent of RBSM LLP, Independent Registered Public Accounting Firm (with respect to Form S-3)	X
23.2	Consent of RBSM LLP, Independent Registered Public Accounting Firm (with respect to Form S-8)	X
24.1	Power of Attorney (included on signature page)	X
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	X
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

* Indicates management compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDRA Life Sciences Inc.

Dated: March 25, 2021	By:	/s/ Francois Michelon
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

Signatures	Title	Date

/s/ Francois Michelon	Chief Executive Officer and Director (Principal Executive Officer)	March 25, 2021
Francois Michelon

/s/ David Wells	Chief Financial Officer (Principal Financial and Accounting Officer)	March 25, 2021
David Wells

/s/ Louis J. Basenese	Director	March 25, 2021
Louis J. Basenese

/s/ Anthony DiGiandomenico	Director	March 25, 2021
Anthony DiGiandomenico

/s/ Michael Harsh	Director	March 25, 2021
Michael Harsh

/s/ Alexander Tokman	Director	March 25, 2021
Alexander Tokman