Form 10-Q
period 2021-03-31
ENDRA Life Sciences Inc.
filed 2021-05-17
CIK 1681682

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

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

As of May 17, 2021, there were 41,672,695 shares of our common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
ENDRA Life Sciences Inc.
Condensed Consolidated Balance Sheets

	March 31,	December 31,
Assets	2021	2020
Current Assets	(Unaudited)
Cash	$16,842,753	$7,227,316
Prepaid expenses	776,092	390,800
Inventory	726,608	589,620
Other current assets	5,986	5,986
Total Current Assets	18,351,439	8,213,722
Non-Current Assets
Fixed assets, net	225,817	212,242
Right of use assets	321,563	339,012
Total Assets	$18,898,819	$8,764,976

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$686,650	$910,183
Lease liabilities, current portion	79,175	76,480
Total Current Liabilities	765,825	986,663

Long Term Debt
Loans	28,484	337,084
Lease liabilities	252,345	271,908
Total Long Term Debt	280,829	608,992

Total Liabilities	1,046,654	1,595,655

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized; 141.397 and 196.794 shares issued and outstanding, respectively	1	1
Series B Convertible Preferred Stock, $0.0001 par value; 1,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 41,614,653 and 34,049,704 shares issued and outstanding, respectively	4,161	3,404
Additional paid in capital	77,460,997	64,493,611
Stock payable	115,842	10,794
Accumulated deficit	(59,728,836)	(57,338,489)
Total Stockholders’ Equity	17,852,165	7,169,321
Total Liabilities and Stockholders’ Equity	$18,898,819	$8,764,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2021	2020
Operating Expenses
Research and development	$1,141,486	$1,518,146
Sales and marketing	160,935	114,955
General and administrative	1,273,418	1,467,745
Total operating expenses	2,575,839	3,100,846

Operating loss	(2,575,839)	(3,100,846)

Other Expenses
Amortization of debt discount	-	(228,568)
Gain on extinguishment of debt	308,600	-
Other income (expense)	(2,037)	6,617
Total other expenses	306,563	(221,951)

Loss from operations before income taxes	(2,269,276)	(3,322,797)

Provision for income taxes	-	-

Net Loss	$(2,269,276)	$(3,322,797)

Deemed dividend	(121,071)	-

Net loss attributable to common stockholders	$(2,390,347)	$(3,322,797)

Net loss per share – basic and diluted	$(0.06)	$(0.29)

Weighted average common shares – basic and diluted	37,772,515	11,508,843

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Stockholders’ Equity
 (Unaudited)

Three Months Ended March 31, 2020	Series A Convertible		Series B Convertible							Total
	Preferred Stock		Preferred Stock		Common stock		Additional		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Stock Payable	Deficit	Equity
Balance as of December 31, 2019	6,338.490	$1	351.711	$-	8,421,401	$842	$49,933,736	43,528	(45,217,437)	4,760,670
Series A Convertible Preferred Stock converted to Common Stock	(3,896.570)	-	-	-	4,520,982	452	37,471	(37,923)	-	-
Series B Convertible Preferred Stock converted to Common Stock	-	-	(230.133)	-	234,080	23	811	(835)	-	-
Common Stock issued for note conversions	-	-	-	-	331,441	33	493,814	-	-	493,847
Common Stock issued for warrant exercise	-	-	-	-	45,101	5	39,233	-	-	39,238
Fair value of vested stock options	-	-	-	-	-	-	511,080	-	-	511,080
Stock to be issued, Preferred Dividend	-	-	-	-	-	-	(34,066)	34,066	-	-
Stock to be issued, Consultant	-		-	-	-	-	-	40,000	-	40,000
Net loss	-	-	-	-	-	-	-	-	(3,322,797)	(3,322,797)
Balance as of March 31, 2020	2,441.920	$1	121.578	$-	13,553,005	$1,355	$50,982,080	78,836	(48,540,234)	2,522,038

Three Months Ended March 31, 2021	Series A Convertible		Series B Convertible							Total
	Preferred Stock		Preferred Stock		Common stock		Additional		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Stock Payable	Deficit	Equity
Balance as of December 31, 2020	196.794	$1	-	$-	34,049,704	$3,404	$64,493,611	10,795	(57,338,489)	7,169,322
Series A Convertible Preferred Stock converted to Common Stock	(55.397)	-	-	-	67,889	7	(7)	-	-	-
Common Stock issued for cash, net of funding costs	-	-	-	-	3,914,217	391	9,797,902	-	-	9,798,293
Common Stock issued for warrant exercise	-	-	-	-	3,567,899	357	2,785,270	-	-	2,785,627
Common stock issued for option exercise	-	-	-	-	14,944	2	(2)	-	-	-
Fair value of vested stock options	-	-	-	-	-	-	285,489	-	-	285,489
Stock payable towards preference dividend	-	-	-	-	-	-	(22,337)	22,337	-	-
Stock payable towards RSU's	-	-	-	-	-	-		36,460	-	36,460
Stock payable for services	-	-	-	-	-	-	-	46,250	-	46,250
Deemed dividend	-	-	-	-	-	-	121,071	-	(121,071)	-
Net loss	-	-	-	-	-	-	-	-	(2,269,276)	(2,269,276)
Balance as of March 31, 2021	141.397	$1	-	$-	41,614,653	$4,161	$77,460,997	115,842	(59,728,836)	17,852,165

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(2,269,276)	$(3,322,797)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,425	21,586
Common stock, options and warrants issued for services	321,949	511,080
Amortization of debt discount	-	228,568
Amortization of right of use assets	17,449	15,915
Stock payable for investor relations	46,250	40,000
Gain on extinguishment of debt	(308,600)	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(385,292)	(256,505)
Increase in inventory	(136,988)	(61,493)
Decrease in other current asset	-	8,750
Decrease in accounts payable and accrued liabilities	(223,532)	(258,878)
Decrease in lease liability	(16,868)	(14,593)
Net cash used in operating activities	(2,923,483)	(3,088,367)

Cash Flows from Investing Activities
Purchases of fixed assets	(45,000)	(22,350)
Net cash used in investing activities	(45,000)	(22,350)

Cash Flows from Financing Activities
Proceeds from warrant exercises	2,785,627	39,238
Proceeds from issuance of common stock	9,798,293	-
Net cash provided by financing activities	12,583,920	39,238

Net increase (decrease) in cash	9,615,437	(3,071,479)

Cash, beginning of period	7,227,316	6,174,207

Cash, end of period	$16,842,753	$3,102,728

Supplemental disclosures of cash items
Interest paid	$-	$1,920
Income tax paid	$-	$-

Supplemental disclosures of non-cash items
Conversion of convertible notes and accrued interest	$-	$493,814
Deemed dividend	$121,071	$-
Conversion of Series A Convertible Preferred Stock	$(7)	$(452)
Conversion of Series B Convertible Preferred Stock	$-	$(23)
Stock dividend payable	$(22,337)	$34,066
Right of use asset	$321,563	$389,004
Lease liability	$331,520	$394,412

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.
Notes to Condensed Consolidated Financial Statements
For the three months ended March 31, 2021 and 2020
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

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2021 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, estimates related to the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in ENDRA Life Sciences Inc. annual financial statements for the twelve months ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of March 31, 2021 and December 31, 2020, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. At March 31, 2021 and December 31, 2020 the Company recorded a lease liability of $331,520 and $348,388, respectively.

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the three months ended March 31, 2021 and 2020, the Company incurred $1,141,486 and $1,518,146 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 6,584,146 and 10,047,010 potentially dilutive shares, which include outstanding common stock options, warrants and shares of convertible preferred stock as of March 31, 2021 and December 31, 2020, respectively.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	March 31, 2021	December 31, 2020
Options to purchase common stock	3,759,417	3,569,707
Warrants to purchase common stock	2,662,204	6,251,103
Shares issuable upon conversion of Series A Convertible Preferred Stock	162,525	226,200
Potential equivalent shares excluded	6,584,146	10,047,010

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

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other share-based awards to its employees, consultants and non-employee members of the board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2021, the pool of shares available for issuance under the Omnibus Plan automatically increased by 1,599,570 shares, from 5,861,658 shares to 7,461,228.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to March 31, 2021 of $59,728,836. The Company had working capital of $17,585,614 as of March 31, 2021. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended March 31, 2021 have been prepared assuming the Company will continue as a going concern. Although the Company’s cash resources will likely be sufficient to meet its anticipated needs during the next twelve months, the Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

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

Note 3 – Inventory

As of March 31, 2021 and December 31, 2020, inventory consisted of raw materials and subassemblies to be used in the assembly of a TAEUS system. As of March 31, 2021, the Company had no orders pending for the sale of a TAEUS system.

Note 4 – Fixed Assets

As of March 31, 2021 and December 31, 2020, fixed assets consisted of the following:

	March 31, 2021	December 31, 2020
Property, leasehold and capitalized software	$718,902	$718,902
TAEUS development and testing	124,208	79,207
Accumulated depreciation	(617,291)	(585,867)
Fixed assets, net	$225,817	$212,242

Depreciation expense for the three months ended March 31, 2021 and 2020 was $31,425 and $21,586, respectively.

Note 5 – Accounts Payable and Accrued Liabilities

As of March 31, 2021 and December 31, 2020, current liabilities consisted of the following:

	March 31, 2021	December 31, 2020
Accounts payable	$447,949	$402,910
Accrued payroll	134,218	48,260
Accrued bonuses	98,733	369,393
Accrued employee benefits	5,750	5,750
Insurance premium financing	-	83,870
Total	$686,650	$910,183

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

The Company has applied to the Lender for the SBA Loan to be forgiven and, subsequent to the period ended March 31, 2021, the Company received notice that the SBA Loan had been forgiven in full in accordance with the terms and provisions of the PPP.

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

Note 7 – Capital Stock

At March 31, 2021, the authorized capital of the Company consisted of 90,000,000 shares of capital stock, comprised of 80,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 1,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”), and the remainder of 9,989,000 shares remain authorized but undesignated.

As of March 31, 2021, there were 41,614,653 shares of common stock, 141.397 shares of Series A Preferred Stock, and no shares of Series B Preferred Stock issued and outstanding, and a stock payable balance of $115,842.

During the three months ended March 31, 2021, the Company issued a total of 7,564,949 shares of its common stock, as follows:

●
67,889 shares upon the conversion of 55.397 shares of its Series A Preferred Stock;
●
3,914,217 shares in return for aggregate net proceeds of $9,798,293 from sales of common stock;
●
3,567,899 shares upon warrant exercises for an aggregate exercise price of $2,785,627;
●
14,944 shares upon cashless option exercise.

At-the-Market Equity Offering Programs

During the three months ended March 31, 2021, the Company entered into an at-the-market equity offering sales agreement (the “2021 Ascendiant ATM Agreement”) with Ascendiant to sell shares of common stock for aggregate gross proceeds of up to $12.6 million, from time to time, through an “at-the-market” equity offering program under which Ascendiant acted as sales agent. As of March 31, 2021 under the 2021 Ascendiant ATM Agreement the Company has issued an aggregate of 3,914,217 shares of common stock in return for net proceeds of $9,798,293.

Note 8 – Common Stock Options and Restricted Stock Units (“RSU’s’’)

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the 2016 Omnibus Incentive Plan (the “Omnibus Plan”) and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the three months ended March 31, 2021 was determined to be $259,251 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 81% to 99%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 8-10 years. A summary of option activity under the Company’s Omnibus Plan as of March 31, 2021, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2020	3,569,707	$2.13	7.50
Granted	226,000	1.37	8.61
Exercised	(26,395)	-	-
Forfeited	-	-	-
Cancelled or expired	(9,895)	-	-
Balance outstanding at March 31, 2021	3,759,417	$2.07	7.35
Exercisable at March 31, 2021	1,612,037	$2.71	6.51

Restricted Stock Units

A restricted stock unit grants a participant the right to receive one share of common stock, following the completion of the requisite service period. RSU’s are classified as equity. Compensation cost is based on the Company’s stock price on the grant date and is recognized on a straight-line basis over the vesting period for the entire award.

As a cash-conserving measure taken in light of the adverse economic conditions caused by the COVID-19 pandemic, in April 2020 the Company reduced the cash salaries of members of management by 33% for the remainder of 2020, including the salaries of its named executive officers. In lieu of cash, the Company paid this portion of management salaries in the form of RSU’s (the “RSU’s”) that vested over the remainder of the year. Additionally, the Company amended its Non-Employee Director Compensation Policy to provide that its non-employee directors’ annual retainers for the second, third and fourth fiscal quarters of 2020 would also be paid in in the form of RSU’s rather than cash.

On April 9, 2020, the Company granted 674,019 RSU’s to non-employee directors and certain members of management. The 461,146 RSU’s granted to management vested daily over the term through March 31, 2021. The 212,873 RSU’s granted to non-employee directors vested in three equal quarterly installments on the last date of the second, third and fourth fiscal quarters of 2020. The total fair value of the RSU’s granted on April 9, 2020 was $471,813, based on the grant date closing price of $0.70 per share.

As of March 31, 2021 the Company had issued and vested the following RSU’s:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance Outstanding at December 31, 2020	-	$-
Granted	674,019	0.70
Vested / Released	(674,019)	-
Forfeited	-	-
Cancelled or expired	-	-
Balance outstanding at March 31, 2021	-	$-

Note 9 – Common Stock Warrants

Warrant Conversions and Consent Solicitation

Certain holders of our warrants issued in private placements in (i) June 2018, exercisable for an aggregate of 283,337 shares of common stock, (ii) July 2019, exercisable for an aggregate of 1,910,540 shares of common stock, and (iii) December 2019, exercisable for an aggregate of 8,958,358 shares of common stock (collectively, the “Private Warrants”) indicated to the Company that they were willing to exercise their Private Warrants at reduced exercise prices. Our board of directors approved the Company’s partially waiving the exercise prices of Private Warrants to provide for reduced exercised prices which resulted in a deemed dividend. Prices were subsequently agreed upon between the Company and each exercising warrant holder, and the Company obtained stockholder approval for the issuance of an aggregate number of shares of the Company’s common stock upon the exercise of Private Warrants greater than 19.99% of the number of shares outstanding prior to any such issuance, in compliance with Nasdaq Listing Rule 5635(d).

During the three months ended March 31, 2021, the Company issued an aggregate of 3,567,899 shares of its common stock upon Private Warrant exercises for net proceeds of $2,785,626.

The following table summarizes all stock warrant activity of the Company for the three months ended March 31, 2021:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Balance outstanding at December 31, 2020	6,251,103	$2.79	2.79
Granted	-	-	-
Exercised	(3,567,899)	0.82	3.55
Forfeited	-	-	-
Expired	(21,000)	-	-
Balance outstanding at March 31, 2021	2,662,204	$5.28	1.22
Exercisable at March 31, 2021	2,662,204	$5.28	1.22

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at March 31, 2021 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 4.17 years.

As of March 31, 2021, the maturities of operating lease liabilities are as follows:

Operating Lease
2021	$76,314
2022	104,793
2023	107,954
2024 and beyond	111,192
Total	$400,253
Less: amount representing interest	(68,733)
Present value of future minimum lease payments	331,520
Less: current obligations under leases	79,175
Long-term lease obligations	$252,345

For the three months ended March 31, 2021 and 2020, the Company incurred rent expenses of $32,191 and $30,288, respectively.

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

Michael Thornton – Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Michael Thornton, the Company’s Chief Technology Officer and, on December 27, 2019, entered into an amendment to the employment agreement. The term of the employment agreement runs through December 31, 2020 and continues on a year-to-year basis thereafter. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-K was $267,800. Under the employment agreement, Mr. Thornton is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Pursuant to Mr. Thornton’s employment agreement, in connection with the closing of the Company’s initial public offering he was granted options to purchase an aggregate 345,298 shares of common stock. The options have a weighted average exercise price of $4.96 per share of common stock and vest in three equal annual installments beginning on May 12, 2018. Upon termination without cause, any portion of Mr. Thornton’s option award scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the option award will automatically vest. Upon termination for any other reason, the entire unvested portion of the option award will terminate.

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

Litigation

From time to time the Company may become a party to litigation in the normal course of business. As of March 31, 2021, there were no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

Note 11 – Subsequent Events

U.S. SBA Paycheck Protection Program

Subsequent to the period ending March 31, 2021, the Company received notice that the SBA Loan had been forgiven in full in accordance with the terms and provisions of the PPP.

Common Stock Issued for Services

Subsequent to the period ending March 31, 2021, the Company issued 58,042 shares of its common stock, including 25,515 shares upon cashless warrant exercise and 32,527, for services valued at $74,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, the terms “we,” “us,” “our,” “ENDRA” and the “Company” refer to ENDRA Life Sciences Inc., a Delaware corporation, and its direct and indirect subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and related notes thereto in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals and product launches. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our limited commercial experience, limited cash and history of losses; our ability to obtain adequate financing to fund our business operations in the future; our ability to achieve profitability; our ability to develop a commercially feasible application based on our Thermo-Acoustic Enhanced Ultrasound (“TAEUS”) technology; market acceptance of our technology; uncertainties associated with COVID-19 or coronavirus, including its possible effects on our operations; results of our human studies, which may be negative or inconclusive; our ability to find and maintain development partners; our reliance on collaborations and strategic alliances and licensing arrangements; the amount and nature of competition in our industry; our ability to protect our intellectual property; potential changes in the healthcare industry or third-party reimbursement practices; delays and changes in regulatory requirements, policy and guidelines including potential delays in submitting required regulatory applications for Food and Drug Administration (“FDA”) approval; our ability to obtain and maintain CE mark certification and secure required FDA and other governmental approvals for our TAEUS applications; our ability to comply with regulation by various federal, state, local and foreign governmental agencies and to maintain necessary regulatory clearances or approvals; and the other risks and uncertainties described in the Risk Factors section of our Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the SEC on March 25, 2021, and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

In June 2020, we submitted a 510(k) Application to the FDA for our TAEUS FLIP System.

In March 2021, we announced an agreement with a clinical-stage biopharmaceutical company to incorporate TAEUS as an add-on technology to support the company’s patient screening and biomarker measurement during an upcoming clinical trial. We are also party to clinical evaluation agreements with several research institutions to provide additional data on our TAEUS FLIP system.

Financial Operations Overview

Revenue

No revenue has been generated by our TAEUS technology, which we have not commercially sold as of March 31, 2021.

Cost of Goods Sold

No cost of goods sold has been generated by our TAEUS technology, which we have not commercially sold as of March 31, 2021.

Research and Development Expenses

Our research and development expenses primarily include wages, fees and equipment for the development of our TAEUS technology platform and the proposed applications. Additionally, we incur certain costs associated with the protection of our products and inventions through a combination of patents, licenses, applications and disclosures.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of headcount and consulting costs, and marketing and tradeshow expenses. Currently, our marketing efforts are through our website and attendance of key industry meetings and conferences. In connection with the commercialization of our TAEUS applications, we are building a small sales and marketing team to train and support global ultrasound distributors, and expect to execute traditional marketing activities such as promotional materials, electronic media and participation in industry events and conferences. In September 2020, we hired a full-time sales representative in the United Kingdom and are actively adding to our sales representation and support headcount for operations in the EU.

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

Share-based Compensation

Our 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other stock awards to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2021, the pool of shares issuable under the Omnibus Plan automatically increased by 1,599,570 shares from 5,861,658 shares to 7,461,228. As of March 31, 2021, there were 3,701,811 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Results of Operations

Three months ended March 31, 2021 and 2020

Revenue

We had no revenue during the three months ended March 31, 2021 and 2020.

Cost of Goods Sold

We had no cost of goods sold during the three months ended March 31, 2021 and 2020.

Research and Development

Research and development expenses were $1,141,486 for the three months ended March 31, 2021, as compared to $1,518,146 for the three months ended December 31, 2020, a decrease of $376,660, or 25%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses decreased from the same period for the prior year as we completed development of our initial TAEUS product and began focusing our spending on commercialization of the product that has been developed.

Sales and Marketing

Sales and marketing expenses were $160,935 for the three months ended March 31, 2021, as compared to $114,955 for the three months ended March 31, 2020, an increase of $45,980, or 40%. The increase was primarily due to additional headcount and pre-selling activities for our TAEUS product line. Currently, our marketing efforts are through our website and attendance of key industry meetings. During the period ending March 31, 2021 we began hiring and training additional staff to support our sales efforts.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2021 were $1,273,418, compared to $1,467,745 for the three months ended March 31, 2020, a decrease of $194,327, or 13%. Our wage and related expenses for the three months ended March 31, 2021 were $512,786, compared to $647,442 for the three months ended March 31, 2020. Wage and related expenses in the three months ended March 31, 2021 included $52,230 for bonuses and $117,924 of stock compensation expense related to the issuance and vesting of options and RSU’s, compared to $66,193 for bonuses, $249,585 of stock compensation expense related to the issuance and vesting of options, for the three months ended March 31, 2020. Our professional fees, which include legal, audit, and investor relations, for the three months ended March 31, 2021 were $578,101, compared to $669,275 for the three months ended March 31, 2020.

Gain on Extinguishment of Debt

During the three months ending March 31, 2021, we received notice that the SBA Loan had been forgiven in full in accordance with the terms and provisions of the PPP, and recorded a gain on extinguishment of debt of $308,600.

Amortization of Debt Discount

During the three months ended March 31, 2020, we incurred non-cash expenses of $228,568 related to the amortization of debt discount incurred as result of our issuance of our convertible notes and warrants issued in July 2019. During the three months ended March 31, 2020, we had no such expense.

Net Loss

As a result of the foregoing, for the three months ended March 31, 2021, we recorded a net loss of $2,269,276, compared to a net loss of $3,322,797 for the three months ended March 31, 2020.

Liquidity and Capital Resources

To date we have funded our operations primarily through private and public sales of our securities. As of March 31, 2021, we had $16,842,753 in cash.

As of the date of this Report, we believe that our cash on hand at March 31, 2021 will be sufficient to fund our current operations through the second quarter of 2022. We will need additional capital by such time to allow us to continue to execute our commercialization plans. We continue to evaluate and manage our capital needs to support our clinical, regulatory and operational activities and prepare for EU commercialization, and US commercialization upon FDA approval of our TAEUS product. We are considering potential financing options that may be available to us, including additional sales of our common stock through our At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, dated February 19, 2021 (the “2021 Ascendiant ATM Agreement”). However, except for 2021 Ascendiant ATM Agreement, we have no commitments to obtain any additional funds, and there can be no assurance funds will be available in sufficient amounts or on acceptable terms. If we are unable to obtain sufficient additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The consolidated financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three months ended March 31, 2021, we incurred net losses of $2,269,276 and used cash in operations of $2,923,483. While we maintain cash balances in excess of our anticipated needs for cash for the next twelve months, it is likely that we will need to raise additional capital prior to any ability to fund operations from revenue generated from the sale of our products. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the three months ended March 31, 2021, we used $2,923,483 of cash in operating activities primarily as a result of our net loss of $2,269,276, offset by share-based compensation of $321,949, gain on extinguishment of debt of $308,600, stock payable for investor relations of $46,250, depreciation expense of $31,425, amortization of Right of Use assets of $17,449, and net changes in operating assets and liabilities of $(762,680).

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

Investing Activities

During the three months ended March 31, 2021, we used $45,000 in investing activities related to purchases of equipment.

During the three months ended March 31, 2020, we used $22,350 in investing activities related to purchases of equipment.

Financing Activities

During the three months ended March 31, 2021, our financing activities provided $12,583,920, including $9,798,293 in proceeds from issuance of common stock, and $2,785,627 in proceeds from warrant exercises.

During the three months ended March 31, 2020, our financing activities provided $39,238, in proceeds from warrant exercises.

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

It is possible that we will not achieve the progress that we expect because the actual costs and timing of completing the development and regulatory approvals for a new medical device are difficult to predict and are subject to substantial risks and delays. We have no committed external sources of funds. We do not expect that our existing cash will be sufficient for us to complete the commercialization of our NAFLD TAEUS application or to complete the development of any other TAEUS application and we will need to raise substantial additional capital for those purposes. As a result, we will need to finance our future cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the section of our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 25, 2021 entitled “Risk Factors”. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Off-Balance Sheet Transactions

At March 31, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of March 31, 2021: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that could affect these controls during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2020, as filed with the Securities and Exchange Commission on March 25, 2021. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

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

ENDRA LIFE SCIENCES INC.

Date: May 17, 2021	By:	/s/ Francois Michelon
Francois Michelon
Chief Executive Officer and Chairman (Principal Executive Officer)

ENDRA LIFE SCIENCES INC.

Date: May 17, 2021	By:	/s/ David Wells
David Wells
Chief Financial Officer (Principal Financial and Accounting Officer)