Form 10-Q
period 2021-09-30
ENDRA Life Sciences Inc.
filed 2021-11-15
CIK 1681682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

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

As of November 15, 2021, there were 42,165,726 shares of our common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENDRA Life Sciences Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Current Assets
Cash	$11,793,189	$7,227,316
Prepaid expenses	1,177,201	390,800
Inventory	1,499,743	589,620
Total Current Assets	14,470,133	8,207,736
Non-Current Assets
Fixed assets, net	162,265	212,242
Right of use assets	675,822	339,012
Other assets	5,986	5,986
Total Assets	$15,314,206	$8,764,976

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,449,130	$910,183
Lease liabilities, current portion	127,696	76,480
Total Current Liabilities	1,576,826	986,663

Long Term Debt
Loans	28,484	337,084
Lease liabilities	552,830	271,908
Total Long Term Debt	581,314	608,992

Total Liabilities	2,158,140	1,595,655

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized; 141.397 and 190.288 shares issued and outstanding, respectively	1	1
Series B Convertible Preferred Stock, $0.0001 par value; 1,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 42,165,726 and 34,049,704 shares issued and outstanding, respectively	4,215	3,404
Additional paid in capital	78,695,367	64,493,611
Stock payable	42,665	10,794
Accumulated deficit	(65,586,182)	(57,338,489)
Total Stockholders’ Equity	13,156,066	7,169,321
Total Liabilities and Stockholders’ Equity	$15,314,206	$8,764,976

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Operating Expenses
Research and development	$1,173,319	$1,769,339	$4,059,730	$4,774,534
Sales and marketing	275,565	139,751	693,263	389,469
General and administrative	1,201,851	1,346,360	3,673,771	4,083,572
Total operating expenses	2,650,735	3,255,450	8,426,764	9,247,575

Operating loss	(2,650,735)	(3,255,450)	(8,426,764)	(9,247,575)

Other Expenses
Amortization of debt discount	-	-	-	(232,426)
Gain on extinguishment of debt	-	-	308,600	-
Other income (expense)	(7,507)	(2,621)	(8,458)	5,261
Total other expenses	(7,507)	(2,621)	300,142	(227,165)

Loss from operations before income taxes	(2,658,242)	(3,258,071)	(8,126,622)	(9,474,740)

Provision for income taxes	-	-	-	-

Net Loss	$(2,658,242)	$(3,258,071)	$(8,126,622)	$(9,474,740)

Deemed dividend	-	(395,551)	(121,071)	(395,551)

Net loss attributable to common stockholders	$(2,658,242)	$(3,653,622)	$(8,247,693)	$(9,870,291)

Net loss per share – basic and diluted	$(0.06)	$(0.15)	$(0.20)	$(0.41)

Weighted average common shares – basic and diluted	41,912,535	23,889,591	40,471,906	23,808,012

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Three Months Ended September 30, 2020

	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of June 30, 2020	896,225	$1	-	$-	16,437,491	$1,644	$52,227,904	181,437	(51,434,106)	976,880
Series A Convertible Preferred Stock converted to common stock	(705,937)	-	-	-	811,423	81	4,709	(4,790)	-	-
Common stock issued for cash	-	-	-	-	539,365	54	530,362	-	-	530,416
Common Stock issued for warrant exercise	-	-	-	-	7,040,133	702	4,948,897	(85,626)	-	4,863,973
Common stock issued for services	-	-	-	-	30,000	3	27,297	(27,300)	-	-
Common stock issued for RSUs	-	-	-	-	157,298	16	110,093	-	-	110,109
Cost of funding	-	-	-	-	-	-	(243,028)	-	-	(243,028)
Fair value of vested stock options	-	-	-	-	-	-	282,419	-	-	282,419
Deemed dividend	-	-	-	-	-	-	395,551	-	(395,551)	-
Stock Payable for:										-
- Preference Dividend	-	-	-	-	-	-	(2,531)	2,531	-	-
- Consultants	-	-	-	-	-	-	-	30,000	-	30,000
- RSUs to board and management	-	-	-	-	-	-	-	42,284	-	42,284
Net loss	-	-	-	-	-	-	-	-	(3,258,071)	(3,258,071)
Balance as of September 30, 2020	190,288	$1	-	$-	25,015,710	$2,500	$58,281,673	$138,536	$(55,087,728)	$3,334,982

Three Months Ended September 30, 2021

	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of June 30, 2021	141,397	$1	-	$-	41,857,352	$4,185	$77,838,745	74,907	(62,927,940)	14,989,898
Common stock issued for cash, net of funding costs	-	-	-	-	283,953	28	496,585	-	-	496,613
Common stock issued for option exercise	-	-	-	-	1,606	-	-	-	-	-
Fair value of vested stock options	-	-	-	-	-	-	327,797	-	-	327,797
Stock payable for preference dividend	-	-	-	-	-	-	(4,218)	4,218	-	-
Common stock issued for RSU	-	-	-	-	22,815	2	36,458	(36,460)	-	-
Net loss	-	-	-	-	-	-	-	-	(2,658,242)	(2,658,242)
Balance as of September 30, 2021	141,397	$1	-	$-	42,165,726	$4,215	$78,695,367	$42,665	$(65,586,182)	$13,156,066

Nine Months Ended September 30, 2020

	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2019	6,338,490	$1	351,711	$-	8,421,401	$842	$49,933,736	43,528	(45,217,437)	4,760,670
Series A Convertible Preferred Stock converted to common stock	(6,148,202)	-	-	-	7,173,226	717	75,207	(75,924)	-	-
Series B Convertible Preferred Stock converted to common stock	-	-	(351,711)	-	360,279	36	1,634	(1,670)	-	-
Common stock issued for cash	-	-	-	-	1,421,858	142	1,321,748	-	-	1,321,890
Common stock issued for note conversions	-	-	-	-	331,441	33	493,814	-	-	493,847
Common stock issued for warrant exercise	-	-	-	-	7,098,108	709	4,999,328	(85,626)	-	4,914,411
Common stock issued for services	-	-	-	-	52,099	5	67,295	-	-	67,300
Common stock issued for RSU	-	-	-	-	157,298	16	110,093	-	-	110,109
Cost of funding	-	-	-	-	-	-	(270,328)	-	-	(270,328)
Fair value of vested stock options	-	-	-	-	-	-	1,196,445	-	-	1,196,445
Fair value adjustment related to warrants repricing	-	-	-	-	-	-	395,551	-	(395,551)	-
Stock payable for:
- Preference Dividend	-	-	-	-	-	-	(42,850)	42,850	-	-
- Consultants	-	-	-	-	-	-	-	30,000	-	30,000
- RSU to board and management	-	-	-	-	-	-	-	185,378	-	185,378
Net loss	-	-	-	-	-	-	-	-	(9,474,740)	(9,474,740)
Balance as of September 30, 2020	190,288	$1	-	$-	25,015,710	$2,500	$58,281,673	$138,536	$(55,087,728)	$3,334,982

Nine Months Ended September 30, 2021

	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2020	196,794	$1	-	$-	34,049,704	$3,404	$64,493,611	10,795	(57,338,489)	7,169,322
Series A Convertible Preferred Stock converted to common stock	(55,397)	-	-	-	67,889	7	(7)	-	-	-
Common stock issued for cash, net of funding costs	-	-	-	-	4,198,170	420	10,294,479	-	-	10,294,899
Common stock issued for warrant exercise	-	-	-	-	3,770,786	377	2,785,250	-	-	2,785,627
Common stock issued for option exercise	-	-	-	-	23,835	2	(2)	-	-	-
Fair value of vested stock options	-	-	-	-	-	-	922,375	-	-	922,375
Stock payable for preference dividend	-	-	-	-	-	-	(31,870)	31,870	-	-
Common stock issued for services	-	-	-	-	32,527	3	74,997	-	-	74,000
Common stock issued for RSU	-	-	-	-	22,815	2	36,458	-	-	36,460
Deemed dividend	-	-	-	-	-	-	121,071	-	(121,071)	-
Net loss	-	-	-	-	-	-	-	-	(8,126,622)	(8,126,622)
Balance as of September 30, 2021	141,397	$1	-	$-	42,165,726	$4,215	$78,695,367	$42,665	$(65,586,182)	$13,156,066

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(8,126,622)	$(9,474,740)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94,977	45,114
Stock compensation expense including common stock issued for RSUs	1,032,835	1,559,232
Amortization of debt discount	-	232,426
Amortization of right of use assets	75,768	48,859
Gain on extinguishment of debt	(308,600)	-
Stock payable for investor relations	-	30,000
Changes in operating assets and liabilities:
Increase in prepaid expenses	(786,401)	(444,805)
Increase in inventory	(910,123)	(209,766)
Decrease in other asset	-	29,250
Increase(decrease) in accounts payable and accrued liabilities	528,797	(444,167)
Decrease in lease liability	(70,289)	(44,892)
Net cash used in operating activities	(8,469,653)	(8,673,489)

Cash Flows from Investing Activities
Purchases of fixed assets	(45,000)	(10,483)
Net cash used in investing activities	(45,000)	(10,483)

Cash Flows from Financing Activities
Proceeds from warrant exercise	2,785,627	4,644,084
Proceeds from loans	-	337,084
Proceeds from issuance of common stock	10,294,899	1,321,890
Net cash provided by financing activities	13,080,526	6,303,058

Net increase (decrease) in cash	4,565,875	(2,380,914)

Cash, beginning of period	7,227,316	6,174,207

Cash, end of period	$11,793,189	$3,793,293

Supplemental disclosures of cash items
Interest paid	$40,887	$1,920
Income tax paid	$-

Supplemental disclosures of non-cash items
Conversion of convertible notes and accrued interest	$-	$493,814
Exchange of balance in convertible notes and accrued interest for Series A preferred stock	$-	$-
Deemed dividend	$121,071	$395,551
Conversion of Series A Convertible Preferred Stock	$(7)	$(717)
Conversion of Series B Convertible Preferred Stock	$-	$(36)
Stock dividend payable	$(31,870)	$(47,641)
Stock issued for RSU	$36,462	$-
Right of use asset	$675,822	$356,060
Lease liability	$680,526	$364,113

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2021 and 2020

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

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2021 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, estimates related to the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The balance sheet at December 31, 2020 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in ENDRA Life Sciences Inc. annual financial statements for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 25, 2021.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of September 30, 2021 and December 31, 2020, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. At September 30, 2021 and December 31, 2020 the Company recorded a lease liability of $680,526 and $348,388, respectively. At September 30, 2021 and December 31, 2020 the Company recorded a right of use asset of $675,822 and $339,012, respectively.

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the three months ended September 30, 2021 and 2020, the Company incurred $1,173,319 and $1,769,339 of expenses related to research and development costs, respectively. During the nine months ended September 30, 2021 and 2020, the Company incurred $4,059,730 and $4,774,534 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 7,695,899 and 10,047,010 potentially dilutive shares, which include outstanding common stock options, warrants and shares of convertible preferred stock as of September 30, 2021 and December 31, 2020, respectively.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	September 30, 2021	December 31, 2020
Options to purchase common stock	5,096,210	3,569,707
Warrants to purchase common stock	2,437,164	6,251,103
Shares issuable upon conversion of Series A Convertible Preferred Stock	162,525	226,200
Potential equivalent shares excluded	7,695,899	10,047,010

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

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other share-based awards to its employees, consultants and non-employee members of the board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2021, the pool of shares available for issuance under the Omnibus Plan automatically increased by 1,599,570shares, from 5,861,658 shares to 7,461,228.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to September 30, 2021 of $65,586,182. The Company had working capital of $12,893,307 as of September 30, 2021. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended September 30, 2021 have been prepared assuming the Company will continue as a going concern. Although the Company’s cash resources will likely be sufficient to meet its anticipated needs during the next twelve months, the Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

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

Note 3 – Inventory

As of September 30, 2021 and December 31, 2020, inventory consisted of raw materials and subassemblies to be used in the assembly of a TAEUS system. As of September 30, 2021, the Company had no orders pending for the sale of a TAEUS system.

Note 4 – Fixed Assets

As of September 30, 2021 and December 31, 2020, fixed assets consisted of the following:

	September 30, 2021	December 31, 2020
Property, leasehold and capitalized software	$718,902	$718,902
TAEUS development and testing	124,208	79,207
Accumulated depreciation	(680,845)	(585,867)
Fixed assets, net	$162,265	$212,242

Depreciation expense for the nine months ended September 30, 2021 and 2020 was $94,977 and $45,114, respectively.

11

Note 5 – Accounts Payable and Accrued Liabilities

As of September 30, 2021 and December 31, 2020, current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Accounts payable	$747,762	$402,910
Accrued payroll	196,079	48,260
Accrued bonuses	294,554	369,393
Accrued employee benefits	5,750	5,750
Insurance premium financing	204,985	83,870
Total	$1,449,130	$910,183

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

Note 7 – Capital Stock

At September 30, 2021, the authorized capital of the Company consisted of 90,000,000 shares of capital stock, comprised of 80,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 1,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”), and the remainder of 9,989,000 shares remain authorized but undesignated.

As of September 30, 2021, there were 42,165,726 shares of common stock, 141,397 shares of Series A Preferred Stock, and no shares of Series B Preferred Stock issued and outstanding, and a stock payable balance of $42,665.

During the nine months ended September 30, 2021, the Company issued a total of 8,116,023 shares of its common stock, as follows:

●	67,889 shares upon the conversion of 55.397 shares of its Series A Preferred Stock;
●	4,198,170 shares in return for aggregate net proceeds of $10,294,904 from sales of common stock;
●	3,567,899 shares upon warrant exercises for an aggregate exercise price of $2,785,627;
●	202,887 shares upon cashless warrant exercises;
●	23,835 shares upon cashless option exercise; and
●	32,527 shares for services valued at $74,000.
●	22,815 shares for RSUs valued at $36,460.

At-the-Market Equity Offering Programs

During the nine months ended September 30, 2021, the Company entered into at-the-market equity offering sales agreements with Ascendiant to sell shares of common stock. On February 19, 2021, the Company entered into the At-The-Market Issuance Sales Agreement with Ascendiant (the “February 2021 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $12.6 million, from time to time, through an “at-the-market” equity offering program under which Ascendiant acted as sales agent. On June 21, 2021, the Company entered into the At-The-Market Issuance Sales Agreement with Ascendiant (the “June 2021 ATM Agreement” and, together with the February 2021 ATM Agreement, the “2021 ATM Agreements”) to sell shares of common stock for aggregate gross proceeds of up to $20.0 million, from time to time, through an “at-the-market” equity offering program under which Ascendiant acts as sales agent. The February 2021 ATM Agreement terminated upon the Company’s and Ascendiant’s entry into the June 2021 ATM Agreement. Prior to its termination in June 2021, under the February 2021 ATM Agreement the Company issued an aggregate of 3,914,217 shares of common stock in return for net proceeds of $9,798,293, resulting in approximately $303,243 of compensation paid to Ascendiant. As of September 30, 2021, under the June 2021 ATM Agreement the Company has issued an aggregate of 283,953 shares of common stock in return for net proceeds of $496,613, resulting in approximately $15,461 of compensation paid to Ascendiant.

Note 8 – Common Stock Options and Restricted Stock Units (“RSU’s’’)

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the 2016 Omnibus Incentive Plan (the “Omnibus Plan”) and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the nine months ended September 30, 2021 was determined to be $3,511,662 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 81% to 99%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 8-10 years. A summary of option activity under the Company’s Omnibus Plan as of September 30, 2021, and changes during the period then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2020	3,569,707	$2.13	7.50
Granted	1,679,000	1.98	7.59
Exercised	(37,645)	-	-
Forfeited	-	-	-
Cancelled or expired	(114,852)	-	-
Balance outstanding at September 30, 2021	5,096,210	$2.08	7.03
Exercisable at September 30, 2021	2,073,249	$2.79	5.90

Restricted Stock Units

A restricted stock unit grants a participant the right to receive one share of common stock, following the completion of the requisite service period. RSU’s are classified as equity. Compensation cost is based on the Company’s stock price on the grant date and is recognized on a straight-line basis over the vesting period for the entire award.

On January 28, 2021, the Company granted 22,815 RSU’s to a member of management. The RSU’s vested immediately. The total fair value of the RSU’s granted on January 28, 2021 was $45,858, based on the grant date closing price of $2.01 per share.

As of September 30, 2021 the Company had issued and vested the following RSU’s:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance Outstanding at December 31, 2020	-	$-
Granted	22,815	0.70
Vested / Released	22,815	-
Forfeited	-	-
Cancelled or expired	-	-
Balance outstanding at September 30, 2021	-	$-

13

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

During the nine months ended September 30, 2021, the Company issued an aggregate of 3,567,899 shares of its common stock upon Private Warrant exercises for net proceeds of $2,785,626.

During the nine months ended September 30, 2021, the Company issued an aggregate of 202,887 shares of its common stock upon the cashless exercise election by certain warrant holders.

The following table summarizes all stock warrant activity of the Company for the nine months ended September 30, 2021:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Balance outstanding at December 31, 2020	6,251,103	$2.79	2.79
Granted	314,291	0.88	4.21
Exercised	(3,916,996)	0.83	3.10
Forfeited	-	-	-
Expired	(211,234)	-	-
Balance outstanding at September 30, 2021	2,437,164	$5.54	0.83
Exercisable at September 30, 2021	2,437,164	$5.54	0.83

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at September 30, 2021 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 4.25 years.

As of September 30, 2021, the maturities of operating lease liabilities are as follows:

Operating Lease

2021	$46,355
2022	190,963
2023	196,721
2024	202,624
2025 and beyond	202,624
Total	$839,287
Less: amount representing interest	(158,761)
Present value of future minimum lease payments	680,526
Less: current obligations under leases	127,696
Long-term lease obligations	$552,830

For the three months ended September 30, 2021 and 2020, the Company incurred rent expenses of $53,263 and $29,581, respectively.

For the nine months ended September 30, 2021 and 2020, the Company incurred rent expenses of $119,802 and $90,484, respectively.

Employment and Consulting Agreements

Francois Michelon – Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Francois Michelon, the Company’s Chief Executive Officer and Chairman of the board of directors and, on December 27, 2019, entered into an amendment to the employment agreement. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-Q was $376,991. Under the employment agreement, Mr. Michelon is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Pursuant to Mr. Michelon’s employment agreement, in connection with the closing of the Company’s initial public offering he was granted options to purchase an aggregate 339,270 shares of common stock. The options have a weighted average exercise price of $4.96 per share of common stock and vest in three equal annual installments beginning on May 12, 2018. Upon termination without cause, any portion of Mr. Michelon’s option award scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the option award will automatically vest. Upon termination for any other reason, the entire unvested portion of the option award will terminate.

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

Michael Thornton – Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Michael Thornton, the Company’s Chief Technology Officer and, on December 27, 2019, entered into an amendment to the employment agreement. The term of the employment agreement runs through December 31, 2020 and continues on a year-to-year basis thereafter. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-Q was $289,963. Under the employment agreement, Mr. Thornton is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Pursuant to Mr. Thornton’s employment agreement, in connection with the closing of the Company’s initial public offering he was granted options to purchase an aggregate 345,298 shares of common stock. The options have a weighted average exercise price of $4.96 per share of common stock and vest in three equal annual installments beginning on May 12, 2018. Upon termination without cause, any portion of Mr. Thornton’s option award scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the option award will automatically vest. Upon termination for any other reason, the entire unvested portion of the option award will terminate.

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

Litigation

From time to time the Company may become a party to litigation in the normal course of business. As of September 30, 2021, there were no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

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

In June 2020, we submitted a 510(k) Application to the FDA for our TAEUS FLIP System. FDA review of a 510(k) submission requires careful review of indication for intended use, effectiveness and safety, of both the predicate device and the submitted device. We continue to work with the FDA on the submission. However, TAEUS represents an advancement in medical ultrasound technology and this process has been taking longer than expected and may continue to do so. There can be no assurance regarding the timing for the FDA to complete its regulatory review or with regard to the ultimate outcome of that review.

In March 2021, we announced an agreement with a clinical-stage biopharmaceutical company to incorporate TAEUS as an add-on technology to support the company’s patient screening and biomarker measurement during an upcoming clinical trial. We are also party to clinical evaluation agreements with several research institutions to provide additional data on our TAEUS FLIP system.

Financial Operations Overview

Revenue

No revenue has been generated by our TAEUS technology, which we have not commercially sold as of September 30, 2021.

Cost of Goods Sold

No cost of goods sold has been generated by our TAEUS technology, which we have not commercially sold as of September 30, 2021.

Research and Development Expenses

Our research and development expenses primarily include wages, fees and equipment for the development of our TAEUS technology platform and the proposed applications. Additionally, we incur certain costs associated with the protection of our products and inventions through a combination of patents, licenses, applications and disclosures.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of headcount and consulting costs, and marketing and tradeshow expenses. Currently, our marketing efforts are through our website and attendance of key industry meetings and conferences. In connection with the commercialization of our TAEUS applications, we are building a small sales and marketing team to train and support global ultrasound distributors, and expect to execute traditional marketing activities such as promotional materials, electronic media and participation in industry events and conferences. In September 2020, we hired our first full-time sales representative in the United Kingdom, and during 2021 we added two additional representatives in France and one in Germany. We expect to continue actively adding to our sales representation and support headcount for operations in the EU in the coming quarters, as well begin staffing our sales efforts in the United States once we have obtained FDA approval for the sale of the TAEUS product in that region.

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

Share-based Compensation

Our 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other stock awards to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2021, the pool of shares issuable under the Omnibus Plan automatically increased by 1,599,570 shares from 5,861,658 shares to 7,461,228. As of September 30, 2021, there were 2,365,018 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Results of Operations

Three months ended September 30, 2021 and 2020

Revenue

We had no revenue during the three months ended September 30, 2021 and 2020.

Cost of Goods Sold

We had no cost of goods sold during the three months ended September 30, 2021 and 2020.

Research and Development

Research and development expenses were $1,173,319 for the three months ended September 30, 2021, as compared to $1,769,339 for the three months ended December 31, 2020, a decrease of $596,020, or 34%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses decreased from the same period for the prior year as we completed development of our initial TAEUS product and began focusing our spending on commercialization of the product that has been developed.

Sales and Marketing

Sales and marketing expenses were $275,565 for the three months ended September 30, 2021, as compared to $139,751 for the three months ended September 30, 2020, an increase of $135,814, or 97%. The increase was primarily due to additional headcount and pre-selling activities for our TAEUS product line. Currently, our marketing efforts are through our website and attendance of key industry meetings. During the period ending September 30, 2021 we continued hiring and training additional staff to support our sales efforts.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2021 were $1,201,851, compared to $1,346,360 for the three months ended September 30, 2020, a decrease of $144,509, or 11%. Our wage and related expenses for the three months ended September 30, 2021 were $517,829, compared to $443,913 for the three months ended September 30, 2020. Wage and related expenses in the three months ended September 30, 2021 included $44,652 for bonuses and $136,008 of stock compensation expense related to the issuance and vesting of options, compared to $53,751 for bonuses, $151,947 of stock compensation expense related to the issuance and vesting of options, for the three months ended September 30, 2020. Our professional fees, which include legal, audit, and investor relations, for the three months ended September 30, 2021 were $448,728, compared to $718,397 for the three months ended September 30, 2020.

Net Loss

As a result of the foregoing, for the three months ended September 30, 2021, we recorded a net loss of $2,658,242, compared to a net loss of $3,258,071 for the three months ended September 30, 2020.

Nine months ended September 30, 2021 and 2020

Revenue

We had no revenue during the nine months ended September 30, 2021 and 2020.

Cost of Goods Sold

We had no cost of goods sold during the nine months ended September 30, 2021 and 2020.

Research and Development

Research and development expenses were $4,059,730 for the nine months ended September 30, 2021, as compared to $4,774,534 for the nine months ended December 31, 2020, a decrease of $714,804, or 15%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses decreased from the same period for the prior year as we completed development of our initial TAEUS product and began focusing our spending on commercialization of the product that has been developed.

Sales and Marketing

Sales and marketing expenses were $693,263 for the nine months ended September 30, 2021, as compared to $389,469 for the nine months ended September 30, 2020, an increase of $303,794, or 78%. The increase was primarily due to additional headcount and pre-selling activities for our TAEUS product line. Currently, our marketing efforts are through our website and attendance of key industry meetings. During the period ending September 30, 2021 we began hiring and training additional staff to support our sales efforts.

General and Administrative

Our general and administrative expenses for the nine months ended September 30, 2021 were $3,673,771, compared to $4,083,572 for the nine months ended September 30, 2020, a decrease of $409,801, or 10%. Our wage and related expenses for the nine months ended September 30, 2021 were $1,518,718, compared to $1,647,780 for the nine months ended September 30, 2020. Wage and related expenses in the nine months ended September 30, 2021 included $149,112 for bonuses and $366,799 of stock compensation expense related to the issuance and vesting of options, compared to $173,695 for bonuses, $627,365 of stock compensation expense related to the issuance and vesting of options, for the nine months ended September 30, 2020. Our professional fees, which include legal, audit, and investor relations, for the nine months ended September 30, 2021 were $1,526,874, compared to $1,980,201 for the nine months ended September 30, 2020.

Gain on Extinguishment of Debt

During the nine months ending September 30, 2021, we received notice that the SBA Loan had been forgiven in full in accordance with the terms and provisions of the PPP, and recorded a gain on extinguishment of debt of $308,600.

Amortization of Debt Discount

During the nine months ended September 30, 2020, we incurred non-cash expenses of $232,426 related to the amortization of debt discount incurred as result of our issuance of our convertible notes and warrants issued in July 2019. During the nine months ended September 30, 2021, we had no such expense.

Net Loss

As a result of the foregoing, for the nine months ended September 30, 2021, we recorded a net loss of $8,126,622, compared to a net loss of $9,474,740 for the nine months ended September 30, 2020.

Liquidity and Capital Resources

To date we have funded our operations primarily through private and public sales of our securities. As of September 30, 2021, we had $11,793,189 in cash.

As of the date of this Report, we believe that our cash on hand at September 30, 2021 will be sufficient to fund our current operations into the second half of 2022. We will need additional capital by such time to allow us to continue to execute our commercialization plans. We continue to evaluate and manage our capital needs to support our clinical, regulatory and operational activities and prepare for EU commercialization, and US commercialization upon FDA approval of our TAEUS product. We are considering potential financing options that may be available to us, including additional sales of our common stock through our At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, dated June 21, 2021 (the “June 2021 ATM Agreement”). However, except for the June 2021 ATM Agreement, we have no commitments to obtain any additional funds, and there can be no assurance funds will be available in sufficient amounts or on acceptable terms. If we are unable to obtain sufficient additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The consolidated financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine months ended September 30, 2021, we incurred net losses of $8,126,622 and used cash in operations of $8,469,653. While we maintain cash balances in excess of our anticipated needs for cash for the next twelve months, it is likely that we will need to raise additional capital prior to any ability to fund operations from revenue generated from the sale of our products. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the nine months ended September 30, 2021, we used $8,469,653 of cash in operating activities primarily as a result of our net loss of $8,126,622, offset by share-based compensation of $1,032,840, gain on extinguishment of debt of $308,600, depreciation expense of $94,977, amortization of right of use assets of $75,768, and net changes in operating assets and liabilities of $(1,238,016).

During the nine months ended September 30, 2020, we used $8,673,489 of cash in operating activities primarily as a result of our net loss of $9,474,740, offset by share-based compensation of $1,559,232, amortization of debt discount of $232,426, depreciation expense of $45,114, amortization of right of use assets of $48,859, and net changes in operating assets and liabilities of $(1,114,380).

Investing Activities

During the nine months ended September 30, 2021, we used $45,000 in investing activities related to purchases of equipment.

During the nine months ended September 30, 2020, we used $10,483 in investing activities related to purchases of equipment.

Financing Activities

During the nine months ended September 30, 2021, our financing activities provided $13,080,526, including $10,294,899 in proceeds from issuance of common stock, and $2,785,627 in proceeds from warrant exercises.

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

Off-Balance Sheet Transactions

At September 30, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of September 30, 2021: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that could affect these controls during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

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

ENDRA LIFE SCIENCES INC.

Date: November 15, 2021	By:	/s/ Francois Michelon
Francois Michelon
Chief Executive Officer and Chairman (Principal Executive Officer)

ENDRA LIFE SCIENCES INC.

Date: November 15, 2021	By:	/s/ Irina Pestrikova
Irina Pestrikova
Senior Director, Finance (Principal Financial and Accounting Officer)

