Form 10-K
period 2021-12-31
ENDRA Life Sciences Inc.
filed 2022-03-30
CIK 1681682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

 (Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2021

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2021, was approximately $90,010,199 based on the closing sales price of the common stock on such date as reported on the Nasdaq Capital Market.

As of March 28, 2022, there were 44,089,235 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days after the end of the fiscal year ended December 31, 2021. Portions of such proxy statement are incorporated by reference into Part III of this Form 10-K.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our limited commercial experience, limited cash and history of losses;

•	our ability to obtain adequate financing to fund our business operations in the future;

•	our ability to achieve profitability;

•	our ability to develop a commercially feasible application based on our Thermo-Acoustic Enhanced Ultrasound (“TAEUS”) technology;

•	market acceptance of our technology;

•	uncertainties associated with COVID-19 or coronavirus, including its possible effects on our operations;

•	results of our human studies, which may be negative or inconclusive;

•	our ability to find and maintain development partners;

•	our reliance on third parties, collaborations, strategic alliances and licensing arrangements to complete our business strategy;

•	the amount and nature of competition in our industry;

•	our ability to protect our intellectual property;

•	potential changes in the healthcare industry or third-party reimbursement practices;

•

delays and changes in regulatory requirements, policy and guidelines, including potential delays in submitting required regulatory applications or other submissions with respect to U.S. Food and Drug Administration (“FDA”) or other regulatory agency approval;

•	our ability to maintain CE mark certification, and secure required FDA and other governmental approvals, for our TAEUS applications;

•	our ability to comply with regulation by various federal, state, local and foreign governmental agencies and to maintain necessary regulatory clearances or approvals;

•	our ability to regain and maintain compliance with Nasdaq listing standards;

•	our dependence on our senior management team; and

•	the other risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of this Annual Report.

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

Risks Related to our Business

•	We have a history of operating losses, we may never achieve or maintain profitability, and we will need to raise significant additional capital if we are going to continue as a going concern.

•	Our efforts may never result in the successful development of commercial applications based on our TAEUS technology, on which our success is substantially dependent.

•	Our TAEUS platform applications may not achieve adequate market acceptance by the physicians, patients, third-party payors and others in the medical community.

•	The outbreak of COVID-19 could adversely impact our business, including our pre-sales activities, clinical trials and ability to obtain regulatory approvals.

•	We may not remain commercially viable if there is an inadequate level of reimbursement by governmental programs and other third-party payors for our planned products or associated procedures.

•	We have limited resources and depend on third parties to design and manufacture, and seek regulatory approval of, our TAEUS applications.

•

We will need to develop marketing and distribution capabilities both internally and through our relationships with third parties in order to sell any of our TAEUS products receiving regulatory approval.

•	Competition in the medical imaging market is intense and we may be unable to successfully compete.

•	We intend to market our TAEUS applications, if approved, globally, in which case we will be subject to the risks of doing business outside of the United States.

•	We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could harm our business.

•

Misdiagnosis, warranty and other claims, as well as product field actions and regulatory proceedings, initiated against us could increase our costs, delay or reduce our sales and damage our reputation.

Risks Related to Intellectual Property and Other Legal Matters

•	If we are unable to protect our intellectual property, which entails significant expense and resources, then our financial condition, results of operations and the value of our technology and products could be adversely affected.

•	Policing unauthorized use of our proprietary rights can be difficult, expensive and time-consuming, and we might be unable to determine the extent of this unauthorized use.

•	Intellectual property rights may not provide adequate protection, which may permit third parties to compete against us more effectively.

Risks Related to Government Regulation

•

If we fail to obtain and maintain necessary regulatory clearances or approvals for our TAEUS applications, or if clearances or approvals for future applications and indications are delayed or not issued, our commercial operations will be harmed.

•	Healthcare reform measures could hinder or prevent our planned products' commercial success.

•	If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

 Risks Related to Owning Our Securities, Our Financial Results and Our Need for Financing

•	Our quarterly and annual results may fluctuate significantly, may not fully reflect the underlying performance of our business and may result in volatility in the price of our securities.

•

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future for reasons unrelated to our operating performance or prospects, and as a result, investors in our common stock could incur substantial losses.

•	We may be subject to securities litigation, which is expensive and could divert management attention.

•

If we are unable to implement and maintain effective internal control over financial reporting, including by remediating current material weaknesses in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decrease.

•	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

•

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan, could result in dilution of the percentage ownership of our stockholders and could cause the price of our securities to fall.

•	Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

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

In 2010, we began marketing and selling our Nexus 128 system, which combined light-based thermoacoustics and ultrasound to address the imaging needs of researchers studying disease models in pre-clinical applications. Building on this expertise in thermoacoustics, we have developed a next-generation technology platform — Thermo Acoustic Enhanced Ultrasound, or TAEUSⓇ — which is intended to enhance the capability of clinical ultrasound technology and support the diagnosis and treatment of a number of significant medical conditions that currently require the use of expensive CT or MRI imaging or where imaging is not practical using existing technology. We ceased production, service support and parts for our Nexus 128 system in 2019 in order to focus our resources exclusively on the development of our TAEUS technology.

Our TAEUS technology uses radio frequency (“RF”) pulses to stimulate tissues, using a small fraction (less than 1%) of the amount of energy that would be transmitted into the body during an MRI scan. The use of RF energy allows our TAEUS technology to penetrate deep into tissue, enabling the imaging of human anatomy at depths equivalent to those of conventional ultrasound. The RF pulses are absorbed by tissue and converted into ultrasound signals, which are detected by an external ultrasound receiver and a digital acquisition system that is part of the TAEUS system. The detected ultrasound is processed into images and other forms of data using our proprietary algorithms and displayed to complement conventional gray-scale ultrasound images.

As described below, our first TAEUS platform application focuses on quantifying fat in the liver and stage progression of nonalcoholic fatty liver disease (“NAFLD”) which, untreated, can progress to Nonalcoholic Steatohepatitis (“NASH”), fibrosis, cirrhosis and liver cancer. In April 2016, we entered into a Collaborative Research Agreement with General Electric Company, acting through its GE Healthcare business unit and the GE Global Research Center (collectively, “GE Healthcare”), under which GE Healthcare has agreed to assist us in our efforts to commercialize this application. In November 2017, we contracted with the Centre for Imaging Technology Commercialization (“CIMTEC”) to initiate human studies, through Canada-based Robarts Research Institute, with our TAEUS device targeting NAFLD. In October 2018, we received an Investigational Testing Authorization (“ITA”) from Health Canada to commence the first human studies in healthy volunteers with our TAEUS clinical system targeting NAFLD, guiding our algorithm development, and comparing our technology to MRI. The feasibility study was conducted in collaboration with the widely respected Robarts Research Institute in London, Ontario, Canada. We reported the completion and top-level findings of this study in September 2019. The data collected from the study, including additional usability inputs, was included in our TAEUS liver device technical file submission for device CE mark, which we  received for our NAFLD TAEUS application in March 2020. ENDRA now has eight clinical research partnerships with research hospitals in North America, Europe and Asia for the conduct of clinical studies comparing our TAEUS clinical system to MRI-PDFF in the measurement of liver fat. In June 2020, we completed a 510(k) Premarket Notification submission to the FDA for the NAFLD TAEUS application. Following meetings with the FDA in connection with its review of our application, we determined that the 510(k) pathway was not the optimal option due to the novel nature of our NAFLD TAEUS application and, in February 2022,  announced that we would pursue the de novo pathway for FDA approval of our NAFLD TAEUS application.

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

While CT and MRI systems create high quality images, their use is not always practical. For example, the diagnosis and treatment of the estimated 1.8 billion people suffering from NAFLD requires ongoing surveillance of the patients’ livers to assess the progression of the disease and the efficacy of treatment. However, the use of CT and MRI systems to perform that surveillance is impractical for a number of reasons, including the high cost of the scan, the limited availability of CT and MRI systems and the required use of contrast agents, including those containing radioactive substances that can cause allergic reactions and reduced kidney functions. Patient exposure to the ionizing radiation generated by a CT system must be limited for safety reasons. Similarly, because of the strong magnetic field created by an MRI machine, patients with metal joint replacements or cardiac pacemakers cannot be imaged with an MRI system.

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

We believe that demand for ultrasound systems is driven primarily by the following factors:

•	Population growth and age demographics that increase the demand for diagnostic screening for cancer, cardiology, and prenatal applications.

•

Economic development broadening investment in healthcare in underserved markets such as China and Latin America, where ultrasound technology has significant appeal due to its price point and flexibility at point-of-care.

•

Expanding ultrasound applications and improving image quality that drive demand for new ultrasound technologies, such as software enhancements, bi-axial probes, and dedicated single application systems.

•	Positive insurance reimbursement rate trends for ultrasound diagnostics due to the technology’s safety and cost-effectiveness.

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

•

Tissue Composition: Our TAEUS technology enables ultrasound to distinguish fat from lean tissue. This capability would enable the use of TAEUS-enhanced ultrasound for the early identification, staging and monitoring of NAFLD, a precursor to NASH, liver fibrosis, cirrhosis and liver cancer.

•

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

•

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

TAEUS System for the Early Assessment and Monitoring of Nonalcoholic Fatty Liver Disease, or NAFLD

Our first TAEUS platform application focuses on quantifying fat in the liver and stage progression of NAFLD which, untreated, can progress to NASH, fibrosis, cirrhosis and liver cancer. In 2015, over 1.8 billion people were affected by NAFLD/NASH. The World Gastroenterology Organisation considers NAFLD/NASH a global pandemic affecting rich and poor countries alike. Obesity, hepatitis, and diabetes are leading contributors to the development of NAFLD.

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

A significant number of pharmaceutical compounds targeting liver disease are in development by companies such as Pfizer, Viking Theraputics, Inventiva, Madrigal Pharmaceuticals, Inc. and Galmed Pharmaceuticals. The pharmaceutical industry’s increased presence in the liver disease space represents a synergistic opportunity for ENDRA, as early detection of NAFLD could enable prescription of drug treatment at the most advantageous time for patients. The companies can also benefit from simpler, non-invasive measurements of biomarkers, such as liver fat, in the clinical stage. To this end, in March 2021 ENDRA announced a collaboration agreement with Hepion Pharmaceuticals to incorporate TAEUS as an add-on technology to support Hepion’s patient screening and biomarker measurements during its Phase 2b study of its lead drug candidate.

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

In 2018, we received authorization to commence the first human studies in healthy volunteers with our TAEUS clinical system targeting NAFLD, guiding our algorithm development, and comparing our technology to MRI. The feasibility study was conducted in collaboration with the widely respected Robarts Research Institute in London, Canada. We reported the completion of this 50-subject study and top-level findings in September 2019. The data collected from the study, including additional usability inputs, was included in our TAEUS liver device technical file submission for device CE mark. Additionally, in 2019 we entered into clinical evaluation agreements with Rocky Vista University College of Osteopathic Medicine (RVUCOM) and the University of Pittsburgh Medical Center (UPMC) and in 2020 with the Medical College of Wisconsin (MCW), Universitätsmedizin der Johannes Gutenberg-Universität Mainz and Centre Hospitalier Universitaire d'Angers, France (CHU Angers).

We received CE mark approval for our TAEUS FLIP (Fatty Liver Imaging Probe) system in March 2020, indicating that the TAEUS FLIP system complies with all applicable European Directives and Regulations in the European Union (“EU”) and other CE mark geographies, including the 27 EU member states. In support of our commercialization efforts in the EU, we have contracted 4 sales representatives in France, the United Kingdom, and Germany and expect to expand marketing efforts into Scandinavia and other European markets. We actively attend various trade shows and clinical conferences across the UK and EU to drive our marketing presence amongst medical professionals that constitute our target market. We have also entered into agreements with clinical evaluation sites in Switzerland, Germany, UK and France to collect clinical evidence with aim to underscore clinical utility of the TAEUS device for assessing NAFLD.

We are pursuing FDA approval of our TAEUS FLIP system to enable sales in the United States. We submitted a 510(k) Premarket Notification application to the FDA in June 2020. Following meetings with the FDA in connection with its review of our application, we determined that the 510(k) pathway was not the optimal option due to the novel nature of our TAEUS system and, in February 2022, announced that we would pursue the de novo pathway for FDA approval of our NAFLD TAEUS application.

Other Potential Clinical Applications for our TAEUS Technology

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

We are committed to developing and protecting our intellectual property and, where appropriate, filing patent applications to protect our technology. Our issued and pending patents claims are directed at the following areas related to our technology:

•	Methods to induce and enhance thermoacoustic signal generation;

•	System configurations, devices and novel hardware for transmission of RF pulses into tissue and detection of acoustic signals;

•	Methods for integrating our devices with existing conventional ultrasound systems; and

•	Methods and algorithms for signal processing, image formation and analysis.

As of the date of this Annual Report, we maintain a patent portfolio consisting of twenty-three (23) patents issued in the United States and sixteen (16) issued patents in foreign jurisdictions, fourteen (14) patent applications pending in the United States and thirty-four (34) patent applications pending in foreign jurisdictions relating to our technology. These patents and patent applications mostly cover certain innovations relating to fat imaging, fat quantitation, and temperature monitoring in the liver and other tissues.

Each of our utility patents generally has a term of 20 years from its respective priority (earliest filing) date. Design patents have a term of 14 years from a respective filing date. Among our issued utility patents in the U.S., the first patent is set to expire in 2033 and the last patent is set to expire in 2041.

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

The first TAEUS application we intend to commercialize is our NAFLD TAEUS application. Our initial target market for this application is the European Union. For commercial reasons and to support our application for CE marking, we contracted with CIMTEC, a medical imaging research group, to conduct human studies through Canada-based Robarts Research Institute to demonstrate our NAFLD TAEUS application’s ability to distinguish fat from lean tissue. In September 2019, we announced the completion and reported top-level findings of Robarts Research Institute’s initial healthy subject study and data collection of 50 subjects, which was included in our TAEUS liver device technical file submission for device CE mark. We received CE mark approval for our NAFLD TAEUS application in March 2020. We are now in the process of notifying the competent authorities that we have received the CE mark and registering the product in each of the initial target markets.

 In 2021, Regulation (EU)2017/745 on medical devices (the “Medical Device Regulation” or “MDR”) came into effect. The MDR imposes significant additional obligations on medical device-related companies. Changes imposed by the MDR include more restrictive requirements for clinical evidence and pre-market assessment of safety and performance, revised classifications to indicate risk levels, stricter requirements for third party testing by government accredited groups for some types of medical devices, and tightened and streamlined quality management system assessment procedures. These new rules could impose additional requirements on our business, such as a requirement to conduct clinical trials to maintain our existing and obtain additional CE mark applications for existing and new products. Also, the MDR provides for additional post-market surveillance obligations, and further requirements for the traceability of products, transparency, refined responsibilities for economic operators (including manufacturer, distributors and importers) as well as a tightened and more comprehensive quality management system.

In June 2020, we submitted to the FDA our application under the Food, Drug and Cosmetic Act (the “FD&C Act”) to sell our NAFLD TAEUS application in the U.S. The application was submitted for clearance under Section 510(k) of the FD&C Act. Following meetings with the FDA in connection with its review of our application, we determined that the 510(k) pathway was not the optimal option due to the novel nature of our TAEUS system and, in February 2022, announced that we would pursue the de novo pathway for FDA approval of our NAFLD TAEUS application. We are currently in the process of preparing a submission for the classification of our NAFLD TAEUS application as a Class II device under a de novo review, which process is described below under “FDA Approval or Clearance of Medical Devices’. This de novo submission will include as support clinical data gathered from a new human study comparing liver fat measurements by our TAEUS device to measurements by MRI-PDFF. We expect that the FDA’s grant of our initial de novo request will allow us to sell the NAFLD TAEUS application in the U.S. with general imaging claims. However, we will need to obtain additional FDA clearances to be able to make diagnostic claims for fatty tissue content determination. Accordingly, to support our commercialization efforts we expect that, following receipt of the FDA’s grant of our initial de novo request, we would submit one or more additional applications to the FDA, each of which would need to include additional clinical trial data, so that following receipt of the necessary clearances we may make those diagnostic claims. We believe these additional applications will be eligible for submission under Section 510(k) following the reclassification that would be established by the FDA’s grant of the anticipated de novo request for our NAFLD TAEUS device.

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

•	Class I: general controls, such as labeling and adherence to quality system regulations;

•

Class II: special controls, clearance of a premarket notification, or 510(k) submission, specific controls such as performance standards, patient registries and post-market surveillance and additional controls such as labeling and adherence to quality system regulations; and

•	Class III: special controls and approval of a premarket approval, or PMA, application.

We expect all of our products to be classified as Class II medical devices and thus require FDA authorization prior to marketing by means of a 510(k) clearance or de novo request, rather than a PMA application.

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

In many instances, the 510(k) pathway for product marketing requires only non-clinical testing as proof of substantial equivalence to a lawfully marketed predicate device for a given indication. However, in some instances the FDA may require clinical studies to demonstrate substantial equivalence to the predicate device. Whether clinical data is provided or not, the FDA may decide to reject the substantial equivalence argument we present. If that happens, the device is automatically designated as a Class III device, unless the sponsor requests a risk-based classification determination for the device in accordance with the “de novo” process, which may determine that the new device is of low to moderate risk and that it can be appropriately be regulated as a Class I or II device. In the de novo process, the FDA must determine that general and special controls are sufficient to provide reasonable assurance of the safety and effectiveness of a device which has no predicate. Upon receipt of a de novo request, the FDA will conduct an acceptance review to assess the completeness of the application and whether its meets the minimum threshold of acceptability. If the de novo request is accepted for substantive review, the FDA will conduct a classification review of legally marketed device types and analyze whether an existing legally marketed device of the same type exists, which information is used to confirm the subject device is eligible for de novo classification. During the course of review, the FDA may address any issues through interactive review or send a formal request for additional information in order for the review to proceed. If a de novo request is granted, the device may be legally marketed, and a new classification is established. If the device is classified as Class II, the device may serve as a predicate for future 510(k) submissions. If the device is not approved through de novo review, then it must go through the standard PMA process for Class III devices, which generally requires extensive pre-clinical and clinical trial data and involves an inspection of the manufacturer’s facilities for compliance with quality system requirements as well as a review period during which an FDA advisory committee is convened to review the application and make a recommendation to the FDA regarding its approval.

After a device receives 510(k) clearance, including following classification as a Class I or II device upon an approved de novo request, any product modification that could significantly affect the safety or effectiveness of the product, or that would constitute a significant change in intended use, requires a new 510(k) clearance. If the FDA determines that the changed product does not qualify for 510(k) clearance, then a company must submit, and the FDA must approve, a PMA before marketing can begin.

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

Post-Approval Regulation of Medical Devices

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•	the FDA quality systems regulation, which governs, among other things, how manufacturers design, test, manufacture, exercise quality control over, and document manufacturing of their products;

•	labeling and claims regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•	the Medical Device Reporting regulation, which requires reporting to the FDA of certain adverse experiences associated with use of the product.

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

Manufacturers of CT and MRI systems include multi-national corporations such as Royal Philips, Siemens AG and Fujifilm Corporation, many of whom also manufacture and sell ultrasound equipment. In the NAFLD diagnosis market we will compete with makers of surgical biopsy tools, such as Cook Medical and Sterylab S.r.l. In the thermal ablation market, we will compete with manufacturers of surgical temperature probes, such as Medtronic plc and St. Jude Medical, Inc.

Employees

As of December 31, 2021, we had 22 employees, all of whom are employed on a full-time basis. 13 full-time employees were engaged in research and development activities, 4 full-time employees were engaged in sales activities, 2 full-time employees were engaged in product assembly, and 3 full-time employees were engaged in administrative activities. Geographically we employ 15 people in the United States, 3 people in Canada, 2 people in France, 1 person in Germany and 1 person in the United Kingdom. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

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

We have limited commercial experience upon which investors may evaluate our prospects. We have only generated limited revenues to date and have a history of losses from operations. As of December 31, 2021, we had an accumulated deficit of $68,690,810. Our independent registered public accounting firm, in its report on our financial statements for the year ended December 31, 2021, has raised substantial doubt about our ability to continue as a going concern.

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

We will need to raise additional capital in order to finance the full commercialization of our NAFLD TAEUS application and to complete the development of any other TAEUS application through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives.

To date, we have financed our operations primarily through the net proceeds from offerings of common stock and convertible notes, as well as sales of our discontinued Nexus 128 system. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. Therefore, we will require additional capital in order to: (i) continue to conduct research and development activities; (ii) continue to conduct clinical studies; (iii) fund the costs of seeking regulatory approval of TAEUS applications; (iv) expand our sales and marketing infrastructure; (v) acquire complementary business technology or products; and (vi) respond to business opportunities, challenges, increased regulatory obligations or unforeseen circumstances. Our future funding requirements will depend on many factors, including, but not limited to:

•	the costs, timing and outcomes of regulatory reviews associated with our future products, including TAEUS applications;

•	the progress, timing, costs and outcomes of our clinical trials, including the ability to timely enroll patients in our planned and potential future clinical trials;

•	the costs and expenses of expanding our sales and marketing infrastructure;

•	the costs and timing of developing variations of our TAEUS applications and, if necessary, obtaining regulatory clearance of such variations;

•	the degree of success we experience in commercializing our products, particularly our TAEUS applications;

•

the extent to which our TAEUS applications are adopted by hospitals for use by primary care physicians, hepatologists, radiologists and oncologists for diagnosis of fatty liver disease and the thermal ablation of lesions;

•	the number and types of future products we develop and commercialize;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the extent and scope of our general and administrative expenses;

•

the outcome, timing and cost of regulatory approvals, including the potential that the FDA or comparable regulatory authorities may require that we perform more studies than those that we currently expect;

•

the amount of sales and other revenues from technologies and products that we may commercialize, if any, including the selling prices for such potential products and the availability of adequate third-party reimbursement;

•	selling and marketing costs associated with our potential products, including the cost and timing of expanding our marketing and sales capabilities;

•	the terms and timing of any potential future collaborations, licensing or other arrangements that we may establish;

•	cash requirements of any future acquisitions and/or the development of other products;

•	the costs of operating as a public company;

•	the cost and timing of completion of commercial-scale, outsourced manufacturing activities; and

•	the time and cost necessary to respond to technological and market developments.

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

•

our successful development of applications for our TAEUS technology, such as those we intend to pursue for the diagnosis of NAFLD and the monitoring of thermal ablation surgery, and the acceptance in the marketplace by physicians and patients of such applications;

•	the successful design and manufacturing of a device or devices which enable the use of our TAEUS technology by physicians on their patients;

•	receipt of necessary regulatory approvals;

•	sufficient coverage or reimbursement by third-party payors;

•	our ability to successfully market our products;

•	our ability to demonstrate that our TAEUS applications have advantages over competing products and procedures;

•	the amount and nature of competition from competing or alternative imaging products; and

•	our ability to establish and maintain commercial manufacturing, distribution and sales force capabilities.

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

Our TAEUS applications that receive regulatory approval may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If our TAEUS applications do not achieve an adequate level of acceptance, we may not generate significant product revenues or any profits from sales. The degree of market acceptance of products based on our TAEUS platform will depend on a number of factors, including:

•	potential or perceived advantages or disadvantages compared to alternative products;

•	pricing relative to competitive products and availability of third-party coverage or reimbursement;

•	the timing of bringing our product to market as compared to possible other new entrants to the market;

•	our ability to effectively raise market awareness and explain product benefits and whether we have resources sufficient to do so;

•	relative convenience, dependability and ease of administration; and

•	willingness of the target patient population to try new products and of physicians to utilize such products.

Our revenues will be adversely affected if, due to these or other factors, the products we are able to commercialize do not gain significant market acceptance.

Public health crises, such as the outbreak of the novel strain of coronavirus which causes COVID-19,  and variants of the virus, can adversely impact our business, including our pre-sales activities, clinical trials and ability to obtain regulatory approvals.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus, SARS-CoV-2, which causes coronavirus disease 2019 (“COVID-19”), surfaced in Wuhan, China. Since then, COVID-19 has been declared a pandemic by the World Health Organization and variants of the virus continue to spread to countries around the world . The level and nature of the disruption caused by COVID-19 is unpredictable, may be cyclical and long-lasting and varies from location to location. Beginning in March 2020, we undertook temporary precautionary measures to help minimize the risk of the virus to our employees, including by requiring most employees to work remotely, pausing all non-essential travel worldwide for our employees, and limiting employee attendance at industry events and in-person work-related meetings, to the extent those events and meetings are continuing. As a cash-conserving measure taken in light of the adverse economic conditions caused by the COVID-19 pandemic, in April 2020 we reduced the cash salaries of members of management by 33% for the remainder of 2020, including the salaries of our executive officers. In lieu of cash, the Company paid this portion of management salaries in the form of restricted stock units that vested over the remainder of the year. Additionally, we amended our Non-Employee Director Compensation Policy to provide that our non-employee directors’ annual retainers for the second, third and fourth fiscal quarters of 2020 were paid in in the form of restricted stock units rather than cash. We may take additional measures to mitigate the effects to our business caused by COVID-19, any of which could negatively affect our business.

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

•

interruption of key clinical trial activities and attendance at industry events due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures;

•	delays or difficulties in enrolling patients in clinical trials of our TAEUS FLIP device;

•	interruption or delays in the operations of the FDA and comparable foreign regulatory agencies, which may impact approval timelines;

•

absenteeism or loss of employees at the Company, or at our collaborator companies, due to health reasons or government restrictions or otherwise, that are needed to develop, validate, manufacture and perform other necessary functions for our operations;

•	supply chain disruptions making it difficult for our collaborator companies to order and receive materials needed for the manufacture of our TAEUS product;

•	government responses including orders that make it difficult for us, our supplier and our potential customers to remain open for business, and other seen and unforeseen actions taken by government agencies;

•	equipment failures, loss of utilities and other disruptions that could impact our operations or render them inoperable; and

•	effects of a local or global recession or depression that could depress economic conditions for a prolonged period and limit access to capital by the Company.

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

To successfully commercialize any application based on our TAEUS platform technology, we expect it will be necessary to conduct various pre-clinical and human studies to demonstrate that the product is safe and effective for human use. In October 2018 we initiated certain human studies of our TAEUS device targeting NAFLD. In September 2019, we reported top-level findings from a clinical study conducted by CIMTEC relating to the feasibility of our TAEUS application for NAFLD. This data enabled us to obtain CE mark approval for our NAFLD TAEUS application. However, there can be no assurance that results from these studies are indicative of results that would be achieved in future animal studies or human clinical studies of this or any future TAEUS applications, which may be required in order for our applications incorporating our technology to obtain or maintain regulatory approval, including as required to support our submission for classification of our NAFLD TAEUS device as a Class II device under the FDA’s de novo review process.. Even if clinical trials or other studies demonstrate safety and effectiveness of any applications of our technology and the necessary regulatory approvals are obtained, the commercial success of any of such application will depend upon their acceptance by patients, the medical community, and third-party payers and on our partners’ ability to successfully manufacture and commercialize a device for such application.

Our limited commercial experience makes it difficult to evaluate our business, predict our future results or forecast our financial performance and growth.

We discontinued our initial pre-clinical Nexus 128 product in 2010 and our NAFLD TAEUS device has obtained CE mark approval but has not yet been fully commercialized. This limited commercial experience makes it difficult to evaluate our business, predict our future results or forecast our financial performance and growth. If our assumptions regarding the risks and uncertainties we face, which we use to plan our business, are incorrect or change due to circumstances in our business or our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

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

Any of these relationships may require us to incur non-recurring and other charges, increase our near- and long-term expenditures, issue securities that dilute our existing stockholders, restrict our ability to collaborate with other third parties or otherwise disrupt our management and business. In addition, we face significant competition in seeking appropriate strategic partners and the negotiation process is time-consuming and complex. If we license technologies or applications, we may not be able to realize the intended benefit of such transactions. Further, strategic alliances and collaborations are subject to numerous risks, which may include the following:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to a collaboration;

•

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

•

collaborators may delay clinical trials, provide insufficient funding for a clinical trial, stop a clinical trial, abandon the development of an application, repeat or conduct new clinical trials, or require a new formulation of an application for clinical testing;

•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our applications and technologies;

•	a collaborator with marketing and distribution rights to one or more applications may not commit sufficient resources to their marketing and distribution;

•

collaborators may not properly maintain or defend our intellectual property rights or may use our intellectual property or proprietary information in a way that gives rise to actual or threatened litigation that could jeopardize or invalidate our intellectual property or proprietary information or expose us to potential liability;

•

disputes may arise between us and a collaborator that cause the delay or termination of the research, development or commercialization of our technologies and applications, or that result in costly litigation or arbitration that diverts management attention and resources;

•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable applications or technologies; and

•

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

•

major third-party payors of hospital and non-hospital based healthcare services could revise their payment methodologies and impose stricter standards for reimbursement of imaging procedures charges and/or a lower or more bundled reimbursement;

•

there has been a consolidation among healthcare facilities and purchasers of medical devices who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices;

•	there is economic pressure to contain healthcare costs in markets throughout the world; and

•	there are proposed and existing laws and regulations in international and domestic markets regulating pricing and profitability of companies in the healthcare industry.

These trends could lead to pressure to reduce prices for our products and could cause a decrease in the demand for our products in any given market that could adversely affect our revenue and profitability, which could harm our business.

We intend to market our approved TAEUS applications globally, and are therefore subject to the risks of doing business outside of the United States.

Because we intend to market our approved TAEUS applications globally, our business is subject to risks associated with doing business globally. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:

•	changes in a specific country’s or region’s political and cultural climate or economic condition;

•	local outbreaks of sickness or disease, including COVID-19;

•	war or terrorist attack, including cyberterrorism;

•	unexpected changes in laws and regulatory requirements in local jurisdictions;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	inadequate intellectual property protection in certain countries;

•

trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the United States Department of Commerce and fines, penalties or suspension or revocation of export privileges;

•	effects of applicable local tax structures and potentially adverse tax consequences; and

•	significant adverse changes in currency exchange rates.

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

Our business exposes us to the risk of malpractice, warranty or product liability claims inherent in the sale and support of medical device products, including those based on claims that the use or failure of one of our products resulted in a misdiagnosis or harm to a patient. Such claims may cause financial loss, damage our reputation by raising questions about our products’ safety and efficacy, adversely affect regulatory approvals and interfere with our efforts to market our products. Although to date we have not been involved in any medical malpractice or product liability litigation, we may incur significant liability if such litigation were to occur. We may also face adverse publicity resulting from product field actions or regulatory proceedings brought against us. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability or related claims, we may incur substantial liabilities or be required to limit distribution of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our products;

•	injury to our reputation and negative media attention;

•	initiation of investigations by regulators;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	exhaustion of any available insurance and our capital resources;

•	the inability to commercialize a product at all or for particular applications; and

•	a decline in the price of our securities.

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

As of the date of this Annual Report, we maintain a patent portfolio consisting of twenty-three (23) patents issued in the United States and sixteen (16) issued patents in foreign jurisdictions, fourteen (14) patent applications pending in the United States and thirty-four (34) patent applications pending in foreign jurisdictions relating to our technology. These patents and patent applications mostly cover certain innovations relating to fat imaging, fat quantitation, and temperature monitoring in the liver and other tissues.

Each of our utility patents generally has a term of 20 years from its respective priority (earliest filing) date. Design patents have a term of 14 years from a respective filing date. Among our issued utility patents in the U.S., the first patent is set to expire in 2033 and the last patent is set to expire in 2041.

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

The medical devices that we manufacture and market will be subject to regulation by numerous worldwide regulatory bodies, including the EMA, FDA and other comparable regulatory agencies. Additionally, third parties designing, manufacturing or conducting human studies of our devices will be subject to local regulations, such as those of Health Canada. These agencies and regulations require manufacturers of medical devices to comply with applicable laws and regulations governing development, testing, manufacturing, labeling, marketing and distribution of medical devices. Devices are generally subject to varying levels of regulatory control, based on the risk level of the device. Governmental regulations specific to medical devices are wide-ranging and govern, among other things:

•	product design, development and manufacture;

•	laboratory, pre-clinical and clinical testing, labeling, packaging storage and distribution;

•	premarketing clearance or approval;

•	record keeping;

•	product marketing, promotion and advertising, sales and distribution; and

•	post-marketing surveillance, including reporting of deaths or serious injuries and recalls and correction and removals.

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

We are currently in a transitional period, where our products will be required to comply with applicable medical device directives (including the Medical Devices Directive and the Active Implantable Medical Devices Directive) and with the Medical Device Regulation and to obtain CE mark certification in order to market medical devices. The CE mark is applied following approval from an independent notified body or declaration of conformity. It is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives or the MDR, as the case may be. CE mark approvals issued prior to the DoA will remain in place for the duration of such approvals or conformity assessments and such products may be made available for this transitional period, but no later than June 2024. In March 2020, we received CE mark approval for our TAEUS FLIP (Fatty Liver Imaging Probe) System. The CE marking indicates that TAEUS FLIP System complies with all applicable European Directives and Regulations in the European Union, including the MDR, and other CE mark geographies, including the 27 EU member states. We believe that future TAEUS applications will qualify for sale in the European Union as Class IIa medical devices. Although existing regulations do not require clinical trials to obtain CE marks for Class IIa medical devices, the MDR requires a clinical evaluation for all medical devices and clinical trials for selected medical devices. Depending on the classification of our applications, future CE mark certifications or recertification of our applications may require additional clinical evaluations or trials, as the case may be.

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

Our NAFLD TAEUS device will be reviewed under a “de novo” process for a risk-based classification determination whether the device is of low to moderate risk and that it can be appropriately regulated as a Class II device and thereby eligible for 510(k) clearance. While the 510(k) pathway for product marketing requires only non-clinical testing proof of substantial equivalence to a lawfully marketed predicate device for a given indication, a de novo review may require clinical studies to support a reclassification to a lower risk class. Even with the clinical data we expect to provide with the de novo submission for our NAFLD TAEUS device, the FDA may decide to reject the request to classify the device into Class II. If that happens, the device will be regulated as a Class III device and the device sponsor must fulfill more rigorous PMA requirements. Thus, although at this time we do not anticipate that we will be required to do so, it is possible that our NAFLD TAEUS device may require approval by means of a PMA.

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

The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;

•	withdrawing 510(k) clearance or premarket approvals that have already been granted; and

•	criminal prosecution.

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

There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may harm:

•	our ability to set a price that we believe is fair for our products;

•	our ability to generate revenues and achieve or maintain profitability; and

•	the availability of capital.

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

•

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

•

the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;

•	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

32

•

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

•

the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

•

state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

Our operating results will be affected by numerous factors such as:

•	variations in the level of expenses related to our proposed products;

•	status of our product development efforts;

•	execution of collaborative, licensing or other arrangements, and the timing of payments received or made under those arrangements;

•	intellectual property prosecution and any infringement lawsuits to which we may become a party;

•

regulatory developments affecting our products or those of our competitors, including the timing and success of obtaining various regulatory approvals for our products’ testing, production and marketing;

•	our ability to obtain and maintain FDA clearance and approval from foreign regulatory authorities for our products, which have not yet been approved for marketing;

•	market acceptance of our TAEUS applications;

•	the availability of reimbursement for our TAEUS applications;

•	our ability to attract new customers and grow our business with existing customers;

•

the timing and success of new product and feature introductions by us or our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners;

•	the amount and timing of costs and expenses related to the maintenance and expansion of our business and operations;

•	changes in our pricing policies or those of our competitors;

•	general economic, industry and market conditions;

•	the hiring, training and retention of key employees, including our ability to expand our sales team;

•	litigation or other claims against us;

•	our ability to obtain additional financing; and

•	advances and trends in new technologies and industry standards.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. From January 1, 2021 through December 31, 2021, intra-day trading prices on the Nasdaq Capital Market fluctuated from a low of $0.72 to a high of $3.10 with respect to shares of our common stock, and from a low of $0.06 to a high of $0.97 with respect to our warrants, and may continue to fluctuate significantly in the future. We may incur rapid and substantial decreases in our stock price in the foreseeable future that are unrelated to our operating performance or prospects. In addition, the COVID-19 pandemic has caused broad stock market and industry fluctuations. The stock market in general and the market for healthcare companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock.

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

Although our common stock is traded on the Nasdaq Capital Market, the volume of trading has historically been limited. Our average daily trading volume of our shares from January 1, 2021 to December 31, 2021 was approximately 1,168,925 shares. Thinly traded stock can be more volatile than stock trading in a more active public market. While we have made efforts to increase trading in our stock, we cannot predict the extent to which an active public market for our common stock will develop or be sustained. Therefore, a holder of our common stock who wishes to sell his or her shares may not be able to do so immediately or at an acceptable price.

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

•

authorize our board of directors to issue preferred stock without stockholder approval and to designate the rights, preferences and privileges of each class; if issued, such preferred stock would increase the number of outstanding shares of our capital stock and could include terms that may deter an acquisition of us;

•	limit who may call stockholder meetings;

•	do not provide for cumulative voting rights;

•	provide that all vacancies in our board of directors may be filled by the affirmative vote of a majority of directors then in office, even if less than a quorum;

•	provide that stockholders must comply with advance notice procedures with respect to stockholder proposals and the nomination of candidates for director;

•	provide that stockholders may only amend our Certificate of Incorporation upon a supermajority vote of stockholders; and

•	provide that the Court of Chancery of the State of Delaware will be the exclusive forum for certain legal claims.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal office is located at 3600 Green Court, Suite 350, Ann Arbor, Michigan 48105-1570. We previously leased approximately 3,950 square feet of office and light industrial/research space, which expanded to approximately 7,200 square feet effective May 1, 2021, under a lease that is due to expire in December 2025. The rent is $15,452 per month effective May 1, 2021, subject to moderate annual increases.

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

As of March 28, 2022, there were 22 holders of record of our common stock and one holder of record of our publicly traded warrants.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report. This discussion and analysis contain forward-looking statements that are based on our management’s current beliefs and assumptions, which statements are subject to substantial risks and uncertainties. Our actual results may differ materially from those expressed or implied by these forward-looking statements as a result of many factors, including those discussed in “Risk Factors” in Item 1A of this Annual Report. Please also see “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factor Summary” at the beginning of this Annual Report.

Overview

We are leveraging experience with pre-clinical enhanced ultrasound devices to develop technology for increasing the capabilities of clinical diagnostic ultrasound, to broaden patient access to the safe diagnosis and treatment of a number of significant medical conditions in circumstances where expensive X-ray computed tomography (“CT”) and magnetic resonance imaging (“MRI”) technology, or other diagnostic technologies such as surgical biopsy, are unavailable or impractical. Building on our expertise in thermoacoustics, we have developed a next-generation technology platform - Thermo Acoustic Enhanced Ultrasound, or TAEUS - which is intended to enhance the capability of clinical ultrasound technology and support the diagnosis and treatment of a number of significant medical conditions that currently require the use of expensive CT or MRI imaging or where imaging is not practical using existing technology.

The first-generation TAEUS application is a standalone ultrasound accessory designed to cost-effectively quantify fat in the liver and stage progression of nonalcoholic fatty liver disease (“NAFLD”), which can otherwise only be achieved today with impractical surgical biopsies or MRI scans. Subsequent TAEUS offerings are expected to be implemented via a second generation hardware platform that can run multiple clinical software applications that we will offer TAEUS users for a one-time licensing fee - adding ongoing customer value to the TAEUS platform and a growing software revenue stream for our Company.

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

In March 2020, we received CE mark approval for our TAEUS FLIP (Fatty Liver Imaging Probe) System, enabling its marketing and sales in the European Union and other CE mark geographies, including the 27 EU member states.

In June 2020, we submitted a 510(k) Application to the FDA for our TAEUS FLIP System. In February 2022, we announced that we will pursue FDA approval of our TAEUS® FLIP System through the FDA’s “de novo” process. We plan to voluntarily withdraw our 510(k) application and subsequently submit an application for de novo review, which will include additional clinical data.

Financial Operations Overview

Revenue

No revenue has been generated by our TAEUS technology, which we have not commercially sold as of December 31, 2021.

Research and Development Expenses

Our research and development expenses primarily include wages, fees and equipment for the development of our TAEUS technology platform and the proposed applications. Additionally, we incur certain costs associated with the protection of our products and inventions through a combination of patents, licenses, applications and disclosures. These costs and expenses include:

•

employee-related expenses, such as salaries, bonuses and benefits, consultant-related expenses such as consultant fees and bonuses, stock-based compensation, overhead related expenses and travel-related expenses for our research and development personnel;

•

expenses incurred under agreements with contract research organizations (CROs), contract manufacturing organizations (CMOs) as well as consultants that support the implementation of our clinical and non-clinical studies;

•	manufacturing and packaging costs in connection with conducting clinical trials;
•	formulation, research and development expenses related to our TAEUS technology; and
•	costs for sponsored research.

We plan to incur research and development expenses for the foreseeable future as we expect to continue the development of TAEUS and pursue FDA approval of the NAFLD TAEUS system. At this time, due to the inherently unpredictable nature of clinical development and regulatory approvals, we are unable to estimate with certainty the costs we will incur and the timelines we will require in our continued development efforts.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of headcount and consulting costs, and marketing and tradeshow expenses. Currently, our marketing efforts are through our website and attendance of key industry meetings and conferences. In connection with the commercialization of our TAEUS applications, we are building a small sales and marketing team to train and support global ultrasound distributors, and expect to execute traditional marketing activities such as promotional materials, electronic media and participation in industry events and conferences. As of December 31, 2021, we had one full-time sales representative in the United Kingdom, two representatives in France and one in Germany. We expect to continue actively adding to our sales representation and support headcount for operations in the EU in the coming quarters, as well begin staffing our sales efforts in the United States once we have obtained FDA approval for the sale of the NAFLD TAEUS device in that region.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as for accounting, consulting and legal services. We anticipate that our general and administrative expenses will increase in the future as we support our continued research and development activities, expand our sales and marketing operations, and continue as a public company. These increases would likely include increased costs related to the hiring of personnel, including compensation and employee-related expenses, including stock-based compensation, and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with The Nasdaq Capital Market and SEC requirements, directors and officers insurance, increased legal and accounting costs and investor relations costs.

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

Share-based Compensation

Our 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other stock awards to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2022, the pool of shares issuable under the Omnibus Plan automatically increased by 1,622,848 shares from 7,461,228 shares to 9,084,076. As of December 31, 2021, prior to the 1,622,848-share increase, there were 2,212,018 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Debt Discount and Detachable Debt-Related Warrants

The Company accounts for debt discounts originating in connection with conversion features that are embedded in certain previously outstanding notes and warrants in accordance with ASC Subtopic 470-20, Debt with Conversion and Other Options. These costs are classified on the consolidated balance sheet as a direct deduction from the debt liability. The Company amortized these costs over the term of the securities as interest expense-debt discount in the consolidated statement of operations. Debt discounts relate to the relative fair value of warrants issued in conjunction with the debt and are also recorded as a reduction to the debt balance and accreted over the expected term of the securities to interest expense.

Recent Accounting Pronouncements

See Note 2 of the accompanying financial statements for a discussion of recently issued accounting standards.

Results of Operations

Years ended December 31, 2021 and 2020

Revenue

We had no revenue during the years ended December 31, 2021 and 2020.

Cost of Goods Sold

We had no cost of goods sold during the years ended December 31, 2021 and 2020.

Research and Development

Research and development expenses were $5,482,531 for the year ended December 31, 2021, as compared to $5,917,944 for the year ended December 31, 2020, a decrease of $435,413, or 7%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses decreased from the same period for the prior year as we completed development of our initial TAEUS product and allocated a portion of our spending on commercialization of the product that has been developed.

Sales and Marketing

Sales and marketing expenses were $1,075,376 for the year ended December 31, 2021, as compared to $581,893 for the year ended December 31, 2020, an increase of $493,483, or 85%. The increase was primarily due to additional headcount and pre-selling activities for our TAEUS product line. Currently, our marketing efforts are through our website and attendance of key industry meetings. During the year ending December 31, 2021 we began hiring and training additional staff to support our sales efforts.

General and Administrative

Our general and administrative expenses for the year ended December 31, 2021 were $4,940,398, compared to $5,002,080 for the year ended December 31, 2020, a decrease of $61,682, or 1%. Our wage and related expenses for the year ended December 31, 2021 were $1,966,666, compared to $2,070,747 for the year ended December 31, 2020. Wage and related expenses in the year ended December 31, 2021 included $193,764 for bonuses and $497,947 of stock compensation expense related to the issuance and vesting of options and RSU’s, compared to $215,988 for bonuses, $811,871 of stock compensation expense related to the issuance and vesting of options, for the year ended December 31, 2020. Our professional fees, which include legal, audit, and investor relations, for the year ended December 31, 2021 were $2,050,351, compared to $2,512,878 for the year ended December 31, 2020.

Gain on Extinguishment of Debt

During the year ending December 31, 2021, we received notice that the U.S. Small Business Administrative approved forgiveness of our loan received under the Paycheck Protection Program (the “PPP”) in accordance with the terms and provisions of the PPP, and recorded a gain on extinguishment of debt of $308,600.

Amortization of Debt Discount

During the year ended December 31, 2020, we incurred non-cash expenses of $232,426 related to the amortization of debt discount incurred as result of our issuance of our convertible notes and warrants issued in July 2019. During the year ended December 31, 2021, we did not have such expense.

Net Loss

As a result of the foregoing, for the year ended December 31, 2021, we recorded a net loss of $11,231,250, compared to a net loss of $11,725,501 for the year ended December 31, 2020.

Liquidity and Capital Resources

Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. As of December 31, 2021, we had an accumulated deficit of $68.7 million and had $9.5 million in cash. To date we have funded our operations through private and public sales of our securities and will need to raise additional funds in order to execute on our business plan, fully commercialize our TAEUS technology, and generate revenues.

As of the date of this Annual Report, we believe that our cash on hand at December 31, 2021 will be sufficient to fund our current operations into the second half of 2022. We will need additional capital by such time to allow us to continue to execute our commercialization plans. We continue to evaluate and manage our capital needs to support our clinical, regulatory and operational activities, progress EU commercialization, and prepare for US commercialization upon FDA approval of our NAFLD TAEUS device. We are considering potential financing options that may be available to us, including additional sales of our common stock through our At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, dated June 21, 2021 (the “June 2021 ATM Agreement”). However, except for the June 2021 ATM Agreement, we have no commitments to obtain any additional funds, and there can be no assurance funds will be available in sufficient amounts or on acceptable terms. If we are unable to obtain sufficient additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The consolidated financial statements included in this Form 10-K have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2021, we incurred net losses of $11,230,463 and used cash in operations of $11,122,384. While we maintain cash balances in excess of our anticipated needs for cash for the next nine months, it is likely that we will need to raise additional capital prior to any ability to fund operations from revenue generated from the sale of our products. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the year ended December 31, 2021, we used $11,122,384 of cash in operating activities primarily as a result of our net loss of $11,231,250, offset by share-based compensation of $1,444,572, gain on extinguishment of debt of $308,600, depreciation expense of $116,238, amortization of right of use assets of $108,177, fixed assets write-off of $9,874, and net changes in operating assets and liabilities of $(1,261,395).

During the year ended December 31, 2020, we used $10,746,595 of cash in operating activities primarily as a result of our net loss of $11,725,501, offset by share-based compensation of $2,102,352, amortization of debt discount of $232,426, depreciation expense of $99,342, amortization of Right of Use assets of $65,907, and net changes in operating assets and liabilities of $(1,521,121).

Investing Activities

During the year ended December 31, 2021, we used $45,000 in investing activities related to purchases of equipment.

During the year ended December 31, 2020, we used $75,333 in investing activities related to purchases of equipment.

Financing Activities

During the year ended December 31, 2021, our financing activities provided $13,401,602, including $10,615,975 in proceeds from issuances of common stock, and $2,785,627 in proceeds from warrant exercises.

During the year ended December 31, 2020, financing activities provided $11,875,037, including $6,780,942 in proceeds from issuances of common stock, $4,757,011 in proceeds from warrant exercises, and $337,084 in proceeds from loans.

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

It is possible that we will not achieve the progress that we expect because the actual costs and timing of completing the development and regulatory approvals for a new medical device are difficult to predict and are subject to substantial risks and delays. We have no committed external sources of funds except for the June 2021 ATM Agreement. We do not expect that our existing cash will be sufficient for us to complete the commercialization of our NAFLD TAEUS application or to complete the development of any other TAEUS application and we will need to raise substantial additional capital for those purposes. As a result, we will need to finance our future cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the section of this Annual Report on Form 10-K entitled “Risk Factors”. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Coronavirus (“COVID-19”) Pandemic

The COVID-19 pandemic has prompted governments and regulatory bodies throughout the world to issue “stay-at-home” or similar orders, and enact restrictions on the performance of “non-essential” services, public gatherings and travel. These restrictions and other precautionary measures have continued to varying degrees based on local COVID-19 rates and increased infections caused by variants of the coronavirus that causes COVID-19.

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

The COVID-19 pandemic has impacted our clinical trial activities. Patient visits in ongoing clinical trials have been delayed, for example, due to prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions imposed by governments, and the inability to access sites for initiation and monitoring. COVID-19 has also had an effect on the business at the FDA and other health authorities by causing them to reallocate resources to addressing the pandemic, which has resulted in delays of reviews and approvals, including with respect to our NAFLD TAEUS application. Although we believe conditions are improving in both the EU and United States, allowing us to travel and attend trade shows and conferences in-person and for our clinical trials to progress, it is not certain that these improvements will persist and we be restricted from travelling or need to limit in-person meetings in the future, or our clinical trials may need to be delayed in response to adverse developments in the COVID-19 pandemic.

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

On January 5, 2022, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer meets the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”).

The notification has no immediate effect on the listing of the Company’s common stock. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from January 5, 2022, or until July 5, 2022, to regain compliance with the Minimum Bid Price Requirement. If at any time before July 5, 2022, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement.

The notification letter also disclosed that in the event the Company does not regain compliance with the Minimum Bid Price Requirement by July 5, 2022, the Company may be eligible for additional time. To qualify for additional time, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days to regain compliance. However, if it appears to the staff of Nasdaq (the “Staff”) that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the Staff would notify the Company that its securities will be subject to delisting. In the event of such notification, the Company may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant the Company’s request for continued listing.

If we do not regain compliance with the Bid Price Rule and maintain compliance with other rules for continued listing on the Nasdaq, our securities may be delisted. If our securities were delisted from the Nasdaq Capital Market, it could, among other things, lead to a number of negative implications, including reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing.

Off-Balance Sheet Transactions

At December 31, 2021, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

ENDRA Life Sciences Inc.

December 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ENDRA Life Sciences Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ENDRA Life Sciences Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the accompanying consolidated financial statements, the Company has suffered recurring losses from operations, generated negative cash flows from operating activities, has an accumulated deficit and has stated that substantial doubt exists about Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans in regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

New York, NY

March 30, 2022

ENDRA Life Sciences Inc.

Consolidated Balance Sheets

	December 31,	December 31,
Assets	2021	2020
Current Assets
Cash	$9,461,534	$7,227,316
Prepaid expenses	1,348,003	390,800
Inventory	1,284,578	589,620
Total Current Assets	12,094,115	8,207,736
Non-Current Assets
Fixed assets, net	131,130	212,242
Right of use assets	643,413	339,012
Other assets	5,986	5,986
Total Assets	$12,874,644	$8,764,976

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,411,437	$910,183
Lease liabilities, current portion	132,330	76,480
Total Current Liabilities	1,543,767	986,663

Long Term Debt
Loans	28,484	337,084
Lease liabilities	518,147	271,908
Total Long Term Debt	546,631	608,992

Total Liabilities	2,090,398	1,595,655

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized; 141.397 and 190.288 shares issued and outstanding, respectively	1	1
Series B Convertible Preferred Stock, $0.0001 par value; 1,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 42,554,514 and 34,049,704 shares issued and outstanding, respectively	4,254	3,404
Additional paid in capital	79,456,938	64,493,611
Stock payable	13,863	10,794
Accumulated deficit	(68,690,810)	(57,338,489)
Total Stockholders’ Equity	10,784,246	7,169,321
Total Liabilities and Stockholders’ Equity	$12,874,644	$8,764,976

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Operating Expenses
Research and development	$5,482,531	$5,917,944
Sales and marketing	1,075,376	581,893
General and administrative	4,940,398	5,002,080
Total operating expenses	11,498,305	11,501,917

Operating loss	(11,498,305)	(11,501,917)

Other Expenses
Amortization of debt discount	-	(232,426)
Gain on extinguishment of debt	308,600	-
Other income (expense)	(41,545)	8,842
Total other expenses	267,055	(223,584)

Loss from operations before income taxes	(11,231,250)	(11,725,501)

Provision for income taxes	-	-

Net Loss	$(11,231,250)	$(11,725,501)

Deemed dividend	(121,071)	(395,551)

Net Loss attributable to common stockholders	$(11,352,321)	$(12,121,052)

Net loss per share – basic and diluted	$(0.28)	$(0.63)

Weighted average common shares – basic and diluted	40,922,709	19,192,226

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.

Consolidated Statements of Stockholders’ Equity

Year Ended December 31, 2020	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2019	6,338.490	$1	351.711	$-	8,421,401	$842	$49,933,736	$43,528	$(45,217,437)	$4,760,670
Series A Convertible Preferred Stock converted to common stock	(6,141.696)	-	-	-	7,178,400	717	79,997	(80,714)	-	-
Series B Convertible Preferred Stock converted to common stock	-	-	(351.711)	-	360,279	36	1,633	(1,669)	-	-
Common stock issued for cash, net of funding costs	-	-	-	-	9,862,777	986	6,779,956	-	-	6,780,942
Common stock issued for note conversions	-	-	-	-	331,441	33	493,814	-	-	493,847
Common stock issued for warrant exercise	-	-	-	-	7,098,108	710	4,756,301	-	-	4,757,011
Common stock issued for services	-	-	-	-	149,025	15	125,486	-	-	125,501
Common stock issued for RSU	-	-	-	-	648,273	65	453,725	-	-	453,790
Fair value of vested stock options	-	-	-	-	-	-	1,523,061	-	-	1,523,061
Fair value adjustment related to warrants repricing	-	-	-	-	-	-	395,551	-	(395,551)	-
Stock payable towards Preference Dividend	-	-	-	-	-	-	(49,649)	49,649	-	-
Net loss	-	-	-	-	-	-	-	-	(11,725,501)	(11,725,501)
Balance as of December 31, 2020	196.794	$1	-	$-	34,049,704	$3,404	$64,493,611	$10,794	$(57,338,489)	$7,169,322

Year Ended December 31, 2021	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2020	196.794	$1	-	$-	34,049,704	$3,404	$64,493,611	$10,794	$(57,338,489)	$7,169,322
Series A Convertible Preferred Stock converted to common stock	(55.397)	-	-	-	67,889	7	(7)	-	-	-
Common stock issued for cash, net of funding costs	-	-	-	-	4,586,958	459	10,615,516	-	-	10,615,975
Common stock issued for warrant exercise	-	-	-	-	3,770,786	377	2,785,250	-	-	2,785,627
Common stock issued for option exercise	-	-	-	-	23,835	2	(2)	-	-	-
Fair value of vested stock options	-	-	-	-	-	-	1,334,112	-	-	1,334,112
Stock payable towards preference dividend	-	-	-	-	-	-	(3,067)	3,067	-	-
Common stock issued for services	-	-	-	-	32,527	3	73,997	-	-	74,000
Common stock issued for RSU	-	-	-	-	22,815	2	36,458	-	-	36,460
Deemed dividend	-	-	-	-	-	-	121,071	-	(121,071)	-
Net loss	-	-	-	-	-	-	-	-	(11,231,250)	(11,231,250)
Balance as of December 31, 2021	141.397	$1	-	$-	42,554,514	$4,254	$79,456,938	$13,863	$(68,690,810)	$10,784,246

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities
Net loss	$(11,231,250)	$(11,725,501)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	116,238	99,342
Fixed assets write off	9,874	-
Stock compensation expense including common stock issued for RSUs	1,444,572	2,102,352
Amortization of debt discount	-	232,426
Amortization of right of use assets	108,177	65,907
Gain on extinguishment of debt	(308,600)	-
Changes in operating assets and liabilities:
Increase in prepaid expenses	(957,203)	(274,051)
Increase in inventory	(694,958)	(476,178)
Decrease in other current asset	-	124,715
Increase in accounts payable and accrued liabilities	491,104	(834,990)
Increase in lease liability	(100,338)	(60,617)
Net cash used in operating activities	(11,122,384)	(10,746,595)

Cash Flows from Investing Activities
Purchases of fixed assets	(45,000)	(75,333)
Net cash used in investing activities	(45,000)	(75,333)

Cash Flows from Financing Activities
Proceeds from warrant exercise	2,785,627	4,757,011
Proceeds from loans	-	337,084
Proceeds from issuance of common stock	10,615,975	6,780,942
Net cash provided by financing activities	13,401,602	11,875,037

Net increase in cash	2,234,218	1,053,109

Cash, beginning of year	7,227,316	6,174,207

Cash, end of year	$9,461,534	$7,227,316

Supplemental disclosures of cash items
Interest paid	$57,655	$1,920
Income tax paid	$-	$-

Supplemental disclosures of non-cash items
Conversion of convertible notes and accrued interest	$-	$493,814
Exchange of balance in convertible notes and accrued interest for Series A preferred stock	$-	$-
Deemed dividend	$121,071	$395,551
Conversion of Series A Convertible Preferred Stock	$(7)	$(717)
Conversion of Series B Convertible Preferred Stock	$-	$(36)
Stock issued for financing cost	$-	$27,300
Stock dividend payable	$(3,067)	$(49,649)
Right of use asset	$643,413	$339,012
Lease liability	$650,477	$348,388

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2021 and 2020

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

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it will impact worldwide macroeconomic conditions, the speed of the anticipated recovery, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2021 and through the date of the filing of this Annual Report on Form 10-K. The accounting matters assessed included, but were not limited to, estimates related to the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of December 31, 2021 and December 31, 2020, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, “Leases.” ASU 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for all interim and annual reporting periods beginning after December 15, 2018. Early adoption is permitted. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. At December 31, 2021 and December 31, 2020 the Company recorded a lease liability of $650,477 and $348,388, respectively. At December 31, 2021 and December 31, 2020 the Company recorded a right of use asset of $643,413 and $339,012, respectively.

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the years ended December 31, 2021 and 2020, the Company incurred $5,482,531 and $5,917,944 of expenses related to research and development costs, respectively.

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

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 7,848,899 and 10,047,010 potentially dilutive shares, which include outstanding common stock options, warrants, and convertible notes, as of December 31, 2021 and December 31, 2020, respectively.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	December 31, 2021	December 31, 2020
Options to purchase common stock	5,249,210	3,569,707
Warrants to purchase common stock	2,437,164	6,251,103
Shares issuable upon conversion of Series A Convertible Preferred Stock	162,525	226,200
Potential equivalent shares excluded	7,848,899	10,047,010

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

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other share-based awards to its employees, consultants and non-employee members of the board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2022, the pool of shares available for issuance under the Omnibus Plan automatically increased by 1,622,848 shares from 7,461,228 shares to 9,084,076.

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

 Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to December 31, 2021 of $68,690,810. The Company had working capital of $10,550,348 as of December 31, 2021. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended December 31, 2021 have been prepared assuming the Company will continue as a going concern. Although the Company’s cash resources will likely be sufficient to meet its anticipated needs during the next nine months, the Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

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

Note 3 – Inventory

As of December 31, 2021 and December 31, 2020, inventory consisted of raw materials and subassemblies to be used in the assembly of a TAEUS system. As of December 31, 2021, the Company had no orders pending for the sale of a TAEUS system.

As of December 31, 2021 and December 31, 2020, the Company had inventory valued at $1,284,578 and $589,620, respectively.

Note 4 – Fixed Assets

As of December 31, 2021 and December 31, 2020, fixed assets consisted of the following:

	December 31, 2021	December 31, 2020
Property, leasehold and capitalized software	$605,248	$718,902
TAEUS development and testing	107,682	79,207
Accumulated depreciation	(581,800)	(585,867)
Fixed assets, net	$131,130	$212,242

Depreciation expense for the years ended December 31, 2021 and 2020 was $116,238 and $99,342, respectively.

Note 5 – Accounts Payable and Accrued Liabilities

As of December 31, 2021 and December 31, 2020, current liabilities consisted of the following:

	December 31, 2021	December 31, 2020
Accounts payable	$791,052	$402,910
Accrued payroll	101,459	48,260
Accrued bonuses	396,043	369,393
Accrued employee benefits	5,750	5,750
Insurance premium financing	117,133	83,870
Total	$1,411,437	$910,183

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

Note 7 – Capital Stock

At December 31, 2021, the authorized capital of the Company consisted of 90,000,000 shares of capital stock, comprised of 80,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 1,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”), and the remainder of 9,989,000 shares remain authorized but undesignated.

As of December 31, 2021, there were 42,554,514 shares of common stock, 141.397shares of Series A Preferred Stock, and no shares of Series B Preferred Stock issued and outstanding, and a stock payable balance of $13,863.

During the year ended December 31, 2021, the Company issued a total of 8,504,810 shares of its common stock, as follows:

●	67,889 shares upon the conversion of 55.397 shares of its Series A Preferred Stock;
●	4,586,958 shares in return for aggregate net proceeds of $10,615,975 from sales of common stock;
●	3,567,899 shares upon warrant exercises for an aggregate exercise price of $2,785,627;
●	202,887 shares upon cashless warrant exercises;
●	23,835 shares upon cashless option exercise;
●	32,527 shares for services valued at $74,000; and
●	22,815 shares for RSUs valued at $36,460.

During the year ended December 31, 2020, the Company issued a total of 25,628,303 shares of its common stock, as follows:

•	7,178,400 shares upon the conversion of 6,141.696 shares of its Series A Preferred Stock;
•	360,279 shares upon the conversion of 351.711shares of its Series B Preferred Stock;
•	7,857,286 shares on December 18, 2020 in an underwritten offering for net proceeds of $5,000,192;
•	7,098,108 shares upon warrant exercises for an aggregate exercise price of $4,757,011;
•	2,005,491 shares in return for aggregate net proceeds of $1,780,750 from sales through its at-the-market equity offering programs;
•	331,441 shares upon the conversion of $493,847 principal and accrued interest on convertible promissory notes issued in July 2019;
•	149,025 shares to certain consultants pursuant to services agreements; and
•	648,273 shares to its employees pursuant to RSU agreements with these employees.

At-the-Market Equity Offering Programs

During the year ended December 31, 2021, the Company entered into at-the-market equity offering sales agreements with Ascendiant to sell shares of common stock. On February 19, 2021, the Company entered into the At-The-Market Issuance Sales Agreement with Ascendiant (the “February 2021 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $12.6 million, from time to time, through an “at-the-market” equity offering program under which Ascendiant acted as sales agent. On June 21, 2021, the Company entered into the At-The-Market Issuance Sales Agreement with Ascendiant (the “June 2021 ATM Agreement” and, together with the February 2021 ATM Agreement, the “2021 ATM Agreements”) to sell shares of common stock for aggregate gross proceeds of up to $20.0 million, from time to time, through an “at-the-market” equity offering program under which Ascendiant acts as sales agent. The February 2021 ATM Agreement terminated upon the Company’s and Ascendiant’s entry into the June 2021 ATM Agreement. Prior to its termination in June 2021, under the February 2021 ATM Agreement the Company issued an aggregate of 3,914,217 shares of common stock in return for net proceeds of $9,798,293, resulting in approximately $303,243 of compensation paid to Ascendiant. As of December 31, 2021, under the June 2021 ATM Agreement the Company has issued an aggregate of 672,741 shares of common stock in return for net proceeds of $817,682, resulting in approximately $25,513 of compensation paid to Ascendiant.

Note 8 – Common Stock Options and Restricted Stock Units (RSU’s)

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the 2016 Omnibus Incentive Plan (the “Omnibus Plan”) and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the year ended December 31, 2021 was determined to be $3,783,454 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 81% to 99%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 8-10 years. A summary of option activity under the Company’s Omnibus Plan as of December 31, 2021, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2020	3,569,707	$2.13	7.50
Granted	1,832,000	2.36	9.12
Exercised	(37,645)	-	-
Forfeited	-	-	-
Cancelled or expired	(114,852)	-	-
Balance outstanding at December 31, 2021	5,249,210	$2.21	7.42
Exercisable at December 31, 2021	2,737,107	$2.37	6.11

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

As of December 31, 2021 the Company had issued and vested the following RSU’s:

	Restricted Stock Units Outstanding	Weighted Average Grant Date Fair Value
Balance Outstanding at December 31, 2020	-	$-
Granted	22,815	0.70
Vested / Released	22,815	-
Forfeited	-	-
Cancelled or expired	-	-
Balance outstanding at December 31, 2021	-	$-

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

During the year ended December 31, 2021, the Company issued an aggregate of 3,567,899 shares of its common stock upon Private Warrant exercises for net proceeds of $2,785,626.

During year ended December 31, 2021, the Company issued an aggregate of 202,887 shares of its common stock upon the cashless exercise election by certain warrant holders.

During the year ended December 31, 2020, the Company issued an aggregate of 7,098,108 shares of its common stock upon Private Warrant exercises for net proceeds of $4,757,011.

The following table summarizes all stock warrant activity of the Company for the year ended December 31, 2021:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Balance outstanding at December 31, 2020	6,251,103	$2.79	2.79
Granted	314,291	0.88	3.96
Exercised	(3,916,996)	0.83	2.85
Forfeited	-	-	-
Expired	(211,234)	-	-
Balance outstanding at December 31, 2021	2,437,164	$5.54	0.58
Exercisable at December 31, 2021	2,437,164	$5.54	0.58

Note 10 – Commitments and Contingencies

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at December 31, 2021 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 4 years.

As of December 31, 2021, the maturities of operating lease liabilities are as follows:

Operating Lease

2022	190,963
2023	196,721
2024	202,624
2025 and beyond	202,624
Total	$792,932
Less: amount representing interest	(142,455)
Present value of future minimum lease payments	650,477
Less: current obligations under leases	132,330
Long-term lease obligations	$518,147

For the years ended December 31, 2021 and 2020, the Company incurred rent expenses of $178,620 and $120,275, respectively.

Employment and Consulting Agreements

Francois Michelon - Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Francois Michelon, the Company’s Chief Executive Officer and Chairman of the board of directors and, on December 27, 2019, entered into an amendment to the employment agreement. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-K was $376,991. Under the employment agreement, Mr. Michelon is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Pursuant to Mr. Michelon’s employment agreement, in connection with the closing of the Company’s initial public offering he was granted options to purchase an aggregate 339,270 shares of common stock. The options have a weighted average exercise price of $4.96 per share of common stock and vest in three equal annual installments beginning on May 12, 2018. Upon termination without cause, any portion of Mr. Michelon’s option award scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the option award will automatically vest. Upon termination for any other reason, the entire unvested portion of the option award will terminate.

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

Michael Thornton - Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Michael Thornton, the Company’s Chief Technology Officer and, on December 27, 2019, entered into an amendment to the employment agreement. The term of the employment agreement runs through December 31, 2020 and continues on a year-to-year basis thereafter. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-K was $289,963. Under the employment agreement, Mr. Thornton is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Pursuant to Mr. Thornton’s employment agreement, in connection with the closing of the Company’s initial public offering he was granted options to purchase an aggregate 345,298 shares of common stock. The options have a weighted average exercise price of $4.96 per share of common stock and vest in three equal annual installments beginning on May 12, 2018. Upon termination without cause, any portion of Mr. Thornton’s option award scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the option award will automatically vest. Upon termination for any other reason, the entire unvested portion of the option award will terminate.

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

David Wells - On May 13, 2019, the Company entered into an employment agreement with David Wells that superseded a consulting agreement between the Company and StoryCorp Consulting, pursuant to which Mr. Wells provided services to the Company as its Chief Financial Officer. The employment agreement provides for an annual base salary of $230,000 and eligibility for an annual cash bonus to be paid based on attainment of Company and individual performance objectives to be established by the Company’s board of directors (in 2019, the amount of such cash bonus if all goals were achieved would be 30% of the base salary plus base fees paid to StoryCorp under the consulting agreement). The employment agreement also provides for eligibility to receive benefits substantially similar to those of the Company’s other senior executive officers.

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

Litigation

From time to time the Company may become a party to litigation in the normal course of business. As of December 31, 2021, there were no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

 Note 11 – Income Taxes

The components of earnings before income taxes for the years ended December 31, 2021 and 2020 were as follows:

	For the Years Ended December 31,
Income (loss) before income taxes	2021	2020

Domestic	$(10,030,200)	$(11,725,500)
Foreign	(1,201,000)	-
Total income (loss) before income taxes	$(11,231,200)	$(11,725,500)

Income tax provision (benefit) consists of the following for the years ended December 31, 2021 and 2020:

Income tax provision (benefit):	For the Years Ended December 31,
Current	2021	2020
Federal	-	-
State	-	-
Foreign	-	-
Total Current	-	-
Deferred
Federal	-	-
State	-	-
Foreign	-	-
Total Deferred	-	-

Total income tax provision (benefit)	$-	$-

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows:

Rate Reconciliation	For the Years Ended December 31,
	2021		2020
Expected tax at statutory rates	$(2,358,500)	21%	$(2,462,400)	21%
Permanent Differences	280,200	-2%		0%
State Income Tax, Net of Federal benefit	(411,900)	4%	319,800	-3%
State Rate Change-Federal Impact	171,600	-2%	-	0%
State Rate Change Adjustment	(817,300)	7%	-	0%
Foreign taxes at rate different than US Taxes	(43,700)	0%	-	0%
Current Year Change in Valuation Allowance	2,117,100	-19%	2,142,600	-18%
Prior Year True-Ups	1,062,500	-9%	-	0%
Income tax provision (benefit)	$-	0%	$-	0%

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	For the Years Ended December 31,
	2021	2020
Deferred Tax Assets (Liabilities):
Stock Based Compensation	$471,000	$150,600
Depreciation	49,300	-
Fair Value of Options	-	396,100
ROU (Asset)	(169,600)	-
ROU Liability	171,100	-
Net Operating Losses (US)	12,580,100	10,734,000
Net Operating Losses (Foreign)	295,900
Net deferred tax assets (liabilities)	13,397,800	11,280,700
Valuation allowance	(13,397,800)	11,280,700
Net deferred tax assets (liabilities)	$-	$-

The domestic U.S. net operating loss carryforward increased from $42,616,847 at December 31, 2020 to $51,119,315 at December 31, 2021. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2021 and 2020, due to the uncertainty of realizing the deferred income tax assets. Out of the $51,240,386 net operating losses carry forward, $16,012,698 will begin to expire in 2028 and $35,106,617 will have an indefinite life. There are also net operating losses from Canada, France, Germany, Netherlands and UK total to 1,201,026 as of December 31, 2021.

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. U.S. federal income tax returns for 2018 and after remain open to examination. We and our subsidiaries are also subject to income tax in multiple states and foreign jurisdictions. Generally, foreign income tax returns after 2017 remain open to examination. No income tax returns are currently under examination. As of December 31, 2021 and 2020, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2021 and 2020, there were no penalties or interest recorded in income tax expense.

Note 12 – Subsequent Events

Common Stock Issued

Subsequent to the year ended December 31, 2021, the Company issued a total of 1,534,721 shares of common stock in return for net proceeds of $683,588 from sales under the 2021 Ascendiant ATM Agreement.

 Nasdaq Qualification Notice

On January 5, 2022, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer meets the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”).

The notification has no immediate effect on the listing of the Company’s common stock. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from January 5, 2022, or until July 5, 2022, to regain compliance with the Minimum Bid Price Requirement. If at any time before July 5, 2022, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement.

The notification letter also disclosed that in the event the Company does not regain compliance with the Minimum Bid Price Requirement by July 5, 2022, the Company may be eligible for additional time. To qualify for additional time, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days to regain compliance. However, if it appears to the staff of Nasdaq (the “Staff”) that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, the Staff would notify the Company that its securities will be subject to delisting. In the event of such notification, the Company may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant the Company’s request for continued listing.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2021, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, as described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness as of December 31, 2021: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting. Because of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2021.

Continuing Remediation Efforts

During the year ended December 31, 2021, the Company appointed a new principal financial officer, its Senior Director, Finance, following the resignation of its Chief Financial Officer, which was not in connection with any disagreement relating to the Company’s operations, policies, or practices. Also, during the year ended December 31, 2021, the Company undertook the following remediation measures to correct the material weakness in its internal control over financial reporting:

•	continued drafting certain documents which outline operating procedures which it intends to adopt during the current year;

•	engaged on a project basis an outside firm with expertise in the area of proper controls and procedures;

•	installed software systems that support improved controls over accounts payable and payments; and

•	hired on a part-time basis additional staffing to support the financial reporting process.

To remediate its internal control weakness, management intends to implement the following measures during 2022:

•	Add additional accounting personnel or outside consultants to properly segregate duties and to effect timely, accurate preparation of the financial statements; and

•	Complete the development of and maintain adequate written accounting policies and procedures.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Changes in Internal Control of Financial Reporting

During the quarter ended December 31, 2021, except as described above under “Continuing Remediation Efforts,” there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the Company’s fiscal year ended December 31, 2021.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the Company’s fiscal year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the Company’s fiscal year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the Company’s fiscal year ended December 31, 2021.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to our Proxy Statement on Schedule 14A relating to our 2022 annual meeting of stockholders to be filed pursuant to Regulation 14A of the Exchange Act within 120 days after the end of the Company’s fiscal year ended December 31, 2021.

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

3. Exhibits

The following is a list of exhibits filed as part of this Annual Report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company		8-K	3.2	05/12/17
3.2	Amended and Restated Bylaws of the Company		S-1	3.4	12/06/16
4.1	Specimen Certificate representing shares of common stock of the Company		S-1	4.1	11/21/16
4.2	Form of Warrant Agreement and Warrant comprising a part of the Company’s units issued in its 2017 initial public offering		S-1	4.2	11/21/16
4.3	Form of Underwriters’ Warrant issued to certain designees of the underwriters in the Company’s 2017 initial public offering		S-1	4.3	11/21/16
4.5	Form of Underwriters’ Warrant issued to certain designees of the underwriters in the Company’s October 2018 offering		10-Q	4.6	11/05/18
4.7	Form of Warrant issued in July 2019 Private Placement		8-K	4.2	07/29/19
4.8	Certificate of Designations of Series A Convertible Preferred Stock		8-K	4.1	12/11/19
4.9	Form of Warrant issued in December 2019 Series A Convertible Preferred Stock Offering		8-K	4.2	12/11/19
4.10	Certificate of Designations of Series B Convertible Preferred Stock		8-K	4.1	12/26/19
4.11	Form of Warrant issued in December 2019 Series B Convertible Preferred Stock Offering		8-K	4.2	12/26/19
4.12	Description of Securities	x
10.1	ENDRA Life Sciences Inc. 2016 Omnibus Incentive Plan *		S-1	10.4	12/06/16
10.2	First Amendment to ENDRA Life Sciences Inc. 2016 Omnibus Incentive Plan*		DEF 14A	Appx. A	05/10/18
10.3	Form of Stock Option Award under 2016 Omnibus Incentive Plan*		S-1	10.5	12/06/16
10.4	Form of Restricted Stock Unit Award under 2016 Omnibus Incentive Plan*		S-1	10.6	12/06/16
10.5	Non-Employee Director Compensation Policy*		10-Q	10.2	08/14/2020
10.6	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers*		S-1	10.8	11/21/16
10.7	Amended and Restated Employment Agreement, dated May 12, 2017, by and between the Company and Francois Michelon*		8-K	10.1	05/12/17
10.8	First Amendment to Employment Agreement, dated December 27, 2019, by and between the Company and Francois Michelon*		8-K	10.1	12/27/19
10.9	Amended and Restated Employment Agreement, dated May 12, 2017, by and between the Company and Michael Thornton*		8-K	10.2	05/12/17

10.10	First Amendment to Employment Agreement, dated December 27, 2019, by and between the Company and Michael Thornton*	8-K	10.2	12/27/19
10.11	Collaborative Research Agreement, dated April 22, 2016, by and between the Company and General Electric Company	S-1	10.17	11/21/16
10.12	Amendment to Collaborative Research Agreement, dated April 21, 2017, by and between the Company and General Electric Company	S-1	10.21	05/03/17
10.13	Amendment 2 to Collaborative Research Agreement, dated January 30, 2018, by and between the Company and General Electric Company	8-K	10.1	01/30/18

10.14	Amendment 3 to Collaborative Research Agreement, dated January 13, 2020, by and between the Company and General Electric Company		8-K	10.1	01/15/20
10.15	Amendment 4 to Collaborative Research Agreement, dated December 16, 2020, by and between the Company and General Electric Company		8-K	10.1	12/21/20
10.16	Gross Lease, dated January 1, 2015, between the Company and Green Court LLC		S-1	10.18	11/21/16
10.17	Amendment to Gross Lease, dated October 10, 2017, by and between the Company and Green Court LLC		10-Q	10.2	05/15/18
10.18	Second Amendment to Lease, dated March 15, 2021, by and between the Company and Green Court LLC		10-K	10.18	03/25/2021

10.19	Sublicense Agreement, dated August 2, 2007, by and between the Company and Optosonics, Inc.		S-1	10.19	11/21/16
10.20	Amendment to Sublicense Agreement, dated January 18, 2011, by and between the Company and Optosonics, Inc.		S-1	10.20	11/21/16
10.21	Master Services Agreement, dated October 24, 2017, by and between the Company and CriTech Research, Inc.		10-K	10.15	03/20/18
10.22	Consulting Agreement, dated October 31, 2017, by and between the Company and StarFish Product Engineering, Inc.		10-K	10.16	03/20/18
10.23	Employment Agreement, dated May 13, 2019, by and between the Company and David Wells*		10-Q	10.2	05/14/19
10.24	Employment Agreement, dated April 20, 2019, by and between the Company and Renaud Maloberti*		10-Q	10.2	08/08/19
10.25	U.S. Small Business Administration Paycheck Protection Program Note, issued by the Company to First Republic Bank		10-Q	10.2	05/14/2020
21.1	Subsidiaries of the Company	x
23.1	Consent of RBSM LLP, Independent Registered Public Accounting Firm (with respect to Form S-3)	x
23.2	Consent of RBSM LLP, Independent Registered Public Accounting Firm (with respect to Form S-8)	x
24.1	Power of Attorney (included on signature page)	x
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	x
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	x
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
101.INS	XBRL Instance Document	x
101.SCH	XBRL Taxonomy Schema	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase	x
101.LAB	XBRL Taxonomy Extension Label Linkbase	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	x

________________

* Indicates management compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDRA Life Sciences Inc.

Dated: March 30, 2022	By:	/s/ Francois Michelon
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

Signatures	Title	Date

/s/ Francois Michelon	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2022
Francois Michelon

/s/ Irina Pestrikova	Senior Director, Finance (Principal Financial and Accounting Officer)	March 30, 2022
Irina Pestrikova

/s/ Louis J. Basenese	Director	March 30, 2022
Louis J. Basenese

/s/ Anthony DiGiandomenico	Director	March 30, 2022
Anthony DiGiandomenico

/s/ Michael Harsh	Director	March 30, 2022
Michael Harsh

/s/ Alexander Tokman	Director	March 30, 2022
Alexander Tokman

