Form 10-Q
period 2022-03-31
ENDRA Life Sciences Inc.
filed 2022-05-12
CIK 1681682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

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

As of May 12, 2022, there were 63,174,455 shares of our common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENDRA Life Sciences Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
Assets	2022	2021
Current Assets	(Unaudited)
Cash	$7,127,363	$9,461,534
Prepaid expenses	1,061,406	1,348,003
Inventory	1,930,258	1,284,578
Total Current Assets	10,119,027	12,094,115
Non-Current Assets
Fixed assets, net	201,445	131,130
Right of use assets	610,234	643,413
Other assets	5,986	5,986
Total Assets	$10,936,692	$12,874,644

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,220,840	$1,411,437
Lease liabilities, current portion	137,117	132,330
Total Current Liabilities	1,357,957	1,543,767

Long Term Debt
Loans	28,484	28,484
Lease liabilities	481,618	518,147
Total Long Term Debt	510,102	546,631

Total Liabilities	1,868,059	2,090,398

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized; 141,397 and 190,288 shares issued and outstanding, respectively	1	1
Series B Convertible Preferred Stock, $0.0001 par value; 1,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 44,559,418 and 42,554,514 shares issued and outstanding, respectively	4,454	4,254
Additional paid in capital	80,604,416	79,456,938
Stock payable	8,774	13,863
Accumulated deficit	(71,549,012)	(68,690,810)
Total Stockholders’ Equity	9,068,633	10,784,246
Total Liabilities and Stockholders’ Equity	$10,936,692	$12,874,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Operations

 (Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Operating Expenses
Research and development	$1,213,022	$1,141,486
Sales and marketing	339,903	160,935
General and administrative	1,302,344	1,273,418
Total operating expenses	2,855,269	2,575,839

Operating loss	(2,855,269)	(2,575,839)

Other Expenses
Gain on extinguishment of debt	-	308,600
Other expense	(2,933)	(2,037)
Total other (expenses)	(2,933)	306,563

Loss from operations before income taxes	(2,858,202)	(2,269,276)

Provision for income taxes	-	-

Net Loss	$(2,858,202)	$(2,269,276)

Deemed dividend	-	(121,071)

Net Loss attributable to common stockholders	$(2,858,202)	$(2,390,347)

Net loss per share – basic and diluted	$(0.07)	$(0.06)

Weighted average common shares – basic and diluted	43,054,224	37,772,515

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

 (Unaudited)

Three Months Ended March 31, 2021	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2020	196,794	$1	-	$-	34,049,704	$3,404	$64,493,611	10,795	(57,338,489)	7,169,322
Series A Convertible Preferred Stock converted to common stock	(55,397)	-	-	-	67,889	7	(7)	-	-	-
Common stock issued for cash, net of funding costs	-	-	-	-	3,914,217	391	9,797,902	-	-	9,798,293
Common stock issued for warrant exercise	-	-	-	-	3,567,899	357	2,785,270	-	-	2,785,627
Common stock issued for option exercise	-	-	-	-	14,944	2	(2)	-	-	-
Fair value of vested stock options	-	-	-	-	-	-	285,489	-	-	285,489
Stock payable towards preference dividend	-	-	-	-	-	-	(22,337)	22,337	-	-
Stock payable for services	-	-	-	-	-	-		46,250	-	46,250
Stock payable towards RSU's	-	-	-	-	-	-	-	36,460	-	36,460
Deemed dividend	-	-	-	-	-	-	121,071	-	(121,071)	-
Net loss	-	-	-	-	-	-	-	-	(2,269,276)	(2,269,276)
Balance as of March 31, 2021	141,397	$1	-	$-	41,614,653	$4,161	$77,460,997	$115,842	$(59,728,836)	$17,852,166

Three Months Ended March 31, 2022	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2021	141,397	$1	-	$-	42,554,514	$4,254	$79,456,938	13,863	(68,690,810)	10,784,246
Common stock issued for cash, net of funding costs	-	-	-	-	2,004,904	200	853,852	-	-	854,052
Fair value of vested stock options	-	-	-	-	-	-	288,537	-	-	288,537
Stock payable towards preference dividend	-	-	-	-	-	-	5,089	(5,089)	-	-
Net loss	-	-	-	-	-	-	-	-	(2,858,202)	(2,858,202)
Balance as of March 31, 2022	141,397	$1	-	$-	44,559,418	$4,454	$80,604,416	$8,774	$(71,549,012)	$9,068,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Cash Flows

 (Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(2,858,202)	$(2,269,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,038	31,425
Stock compensation expense including common stock issued for RSUs	288,537	321,949
Stock payable for investor relations	-	46,250
Amortization of right of use assets	33,179	17,449
Gain on extinguishment of debt	-	(308,600)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	286,597	(385,292)
Increase in inventory	(645,680)	(136,988)
Decrease in accounts payable and accrued liabilities	(190,597)	(223,532)
Decrease in lease liability	(31,742)	(16,868)
Net cash used in operating activities	(3,098,870)	(2,923,483)

Cash Flows from Investing Activities
Purchases of fixed assets	(89,353)	(45,000)
Net cash used in investing activities	(89,353)	(45,000)

Cash Flows from Financing Activities
Proceeds from warrant exercise	-	2,785,627
Proceeds from issuance of common stock	854,052	9,798,293
Net cash provided by financing activities	854,052	12,583,920

Net increase (decrease) in cash	(2,334,171)	9,615,437

Cash, beginning of period	9,461,534	7,227,316

Cash, end of period	$7,127,363	$16,842,753

Supplemental disclosures of cash items
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosures of non-cash items
Deemed dividend	$-	$121,071
Conversion of Series A Convertible Preferred Stock	$-	$(7)
Stock dividend payable	$5,089	$(22,337)
Right of use asset	$610,234	$321,563
Lease liability	$618,735	$331,520

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2022 and 2021

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

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it continues impact worldwide macroeconomic conditions, the emergence of variants of the virus and effectiveness of vaccines, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of March 31, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, estimates related to the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in ENDRA Life Sciences Inc. annual financial statements for the twelve months ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2022.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of March 31, 2022 and December 31, 2021, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Leases

Accounting Standards Update (“ASU”) No. 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. At March 31, 2022 and December 31, 2021 the Company recorded a right of use asset of $610,234 and $643,413, respectively. At March 31, 2022 and December 31, 2021 the Company recorded a lease liability of $618,735 and $650,477, respectively.

Revenue Recognition

ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASC Topic 606”) provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The updated guidance introduces a five-step model to achieve its core principal of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the three months ended March 31, 2022 and 2021, the Company incurred $1,213,022 and $1,141,486 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 10,564,415 and 7,848,899 potentially dilutive shares, which include outstanding common stock options, warrants, and convertible notes, as of March 31, 2022 and December 31, 2021, respectively.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	March 31, 2022	December 31, 2021
Options to purchase common stock	7,964,726	5,249,210
Warrants to purchase common stock	2,437,164	2,437,164
Shares issuable upon conversion of Series A Convertible Preferred Stock	162,525	162,525
Potential equivalent shares excluded	10,564,415	7,848,899

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

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other share-based awards to its employees, consultants and non-employee members of the board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2022, the pool of shares authorized for issuance under the Omnibus Plan automatically increased by 1,622,848 shares from 7,461,228 shares to 9,084,076.

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

 Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to March 31, 2022 of $71,549,012. The Company had working capital of $8,761,070 as of March 31, 2022. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern. The accompanying financial statements for the period ended March 31, 2022 have been prepared assuming the Company will continue as a going concern. Although the Company’s cash resources will likely be sufficient to meet its anticipated needs during the next twelve months, the Company will require additional financing to fund its future planned operations, including research and development and commercialization of its products.

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

Note 3 – Inventory

As of March 31, 2022 and December 31, 2021, inventory consisted of raw materials and subassemblies to be used in the assembly of a TAEUS system. As of March 31, 2022, the Company had no orders pending for the sale of a TAEUS system.

As of March 31, 2022 and December 31, 2021, the Company had inventory valued at $1,930,258 and $1,284,578, respectively.

Note 4 – Fixed Assets

As of March 31, 2022 and December 31, 2021, fixed assets consisted of the following:

	March 31, 2022	December 31, 2021
Property, leasehold and capitalized software	$694,600	$605,248
TAEUS development and testing	107,682	107,682
Accumulated depreciation	(600,837)	(581,800)
Fixed assets, net	$201,445	$131,130

Depreciation expense for the three months ended March 31, 2022 and 2021 was $19,038 and $31,425, respectively.

Note 5 – Accounts Payable and Accrued Liabilities

As of March 31, 2022 and December 31, 2021, current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Accounts payable	$833,855	$791,052
Accrued payroll	151,322	101,459
Accrued bonuses	200,632	396,043
Accrued employee benefits	5,750	5,750
Insurance premium financing	29,281	117,133
Total	$1,220,840	$1,411,437

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

Note 7 – Capital Stock

At March 31, 2022, the authorized capital of the Company consisted of 90,000,000 shares of capital stock, comprised of 80,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 1,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”), and the remainder of 9,989,000 shares remain authorized but undesignated.

As of March 31, 2022, there were 44,559,418 shares of common stock, 141,397 shares of Series A Preferred Stock, and no shares of Series B Preferred Stock issued and outstanding, and a stock payable balance of $8,774.

During the three months ended March 31, 2022, the Company issued a total of 2,004,904 shares of its common stock in return for aggregate net proceeds of $854,052.

During the three months ended March 31, 2021, the Company issued a total of 7,564,949 shares of its common stock, as follows:

•	67,889 shares upon the conversion of 55.397 shares of its Series A Preferred Stock;
•	3,914,217 shares in return for aggregate net proceeds of $9,798,293 from sales of common stock;
•	3,567,899 shares upon warrant exercises for an aggregate exercise price of $2,785,627; and
•	14,944 shares upon cashless option exercise.

At-the-Market Equity Offering Program

On June 21, 2021, the Company entered into the At-The-Market Issuance Sales Agreement with Ascendiant (the “June 2021 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $20.0 million, from time to time, through an “at-the-market” equity offering program under which Ascendiant acts as sales agent. As of March 31, 2022, under the June 2021 ATM Agreement the Company has issued an aggregate of 2,677,645 shares of common stock in return for net proceeds of $1,671,725, resulting in approximately $52,295 of compensation paid to Ascendiant. During the three months ended March 31, 2022, under the June 2021 ATM Agreement the Company has issued an aggregate of 2,004,904 shares of common stock in return for net proceeds of $854,043, resulting in $26,783 of compensation paid to Ascendiant.

Note 8 – Common Stock Options

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the 2016 Omnibus Incentive Plan (the “Omnibus Plan”) and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the three months ended March 31, 2022 was determined to be $899,306 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 74% to 99%, (ii) discount rate of 0%, (iii) zero expected dividend yield, and (iv) expected life of 8-10 years. A summary of option activity under the Company’s Omnibus Plan as of March 31, 2022, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2021	5,249,210	$2.21	7.42
Granted	2,756,285	0.41	9.87
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(40,769)	-	-
Balance outstanding at March 31, 2022	7,964,726	$1.59	8.10
Exercisable at March 31, 2022	2,940,158	$2.32	6.00

Note 9 – Common Stock Warrants

Warrant Conversions and Consent Solicitation

The following table summarizes all stock warrant activity of the Company for the three months ended March 31, 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Balance outstanding at December 31, 2021	2,437,164	$5.54	0.58
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding at March 31, 2022	2,437,164	$5.54	0.33
Exercisable at March 31, 2022	2,437,164	$5.54	0.33

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at March 31, 2022 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 3.75 years.

As of March 31, 2022, the maturities of operating lease liabilities are as follows:

Operating Lease

2022	143,222
2023	196,721
2024	202,624
2025 and beyond	202,624
Total	$745,191
Less: amount representing interest	(126,456)
Present value of future minimum lease payments	618,735
Less: current obligations under leases	137,117
Long-term lease obligations	$481,618

For the three months ended March 31, 2022 and 2021, the Company incurred rent expenses of $52,763 and $32,191, respectively.

Employment and Consulting Agreements

Francois Michelon - The Company has an employment agreement with Francois Michelon, the Company’s Chief Executive Officer and Chairman of the board of directors, dated May 12, 2017 and amended on December 27, 2019. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-Q was $423,000. Under the employment agreement, Mr. Michelon is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Upon termination without cause, any portion of Mr. Michelon’s option award scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the option award will automatically vest. Upon termination for any other reason, the entire unvested portion of the option award will terminate.

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

Michael Thornton - The Company has an employment agreement with Michael Thornton, the Company’s Chief Technology Officer, dated May 12, 2017 and on December 27, 2019. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. The annual base salary in effect during the period covered by this Form 10-Q was $324,000. Under the employment agreement, Mr. Thornton is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Upon termination without cause, any portion of Mr. Thornton’s option award scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the option award will automatically vest. Upon termination for any other reason, the entire unvested portion of the option award will terminate.

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

Renaud Maloberti - The Company has an employment agreement with Renaud Maloberti, dated April 15, 2019, that provides for an annual base salary of $250,000 and eligibility for an annual cash bonus to be paid based on attainment of Company and individual performance objectives to be established by the Board of Directors. The annual base salary in effect during the period covered by this Form 10-Q was $296,000. The employment agreement also provides for eligibility to receive benefits substantially similar to those of the Company’s other senior executive officers. Upon termination without cause that is not the result of death or disability within 12 months following a change in control, the entire unvested portion of the award will automatically vest without any limitation upon sales. Upon termination for any other reason, the entire unvested portion of the award will terminate. If the termination is for cause, the vested portion of the award will also terminate.

Unless terminated sooner, the term of Mr. Maloberti’s employment agreement renews on a year--to--year basis. If Mr. Maloberti’s employment is terminated by the Company without cause (as defined in the 2016 Plan), Mr. Maloberti will be entitled to receive, subject to his execution of a standard release agreement, 8 months’ continuation of his current base salary and a lump sum payment equal to 8 months of continued healthcare coverage (or 24 months’ continuation of his current base salary and a lump sum payment equal to 24 months of continued healthcare coverage if such termination occurs within one year following a change in control).

Under his employment agreement, Mr. Maloberti is eligible to receive benefits that are substantially similar to those of the Company’s other senior executive officers.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. As of March 31, 2022, there were no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

Note 12 – Subsequent Events

Common Stock Issued

Subsequent to the three months ended March 31, 2022 through the date of this Quarterly Report on Form 10-Q, the Company issued a total of 18,615,037 shares of common stock in return for net proceeds of approximately $7.5 million under the June 2021 ATM Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, the terms “we,” “us,” “our,” “ENDRA” and the “Company” refer to ENDRA Life Sciences Inc., a Delaware corporation, and its direct and indirect subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and related notes thereto in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Form 10-Q regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals and product launches. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our limited commercial experience, limited cash and history of losses; our ability to obtain adequate financing to fund our business operations in the future; our ability to achieve profitability; our ability to develop a commercially feasible application based on our Thermo-Acoustic Enhanced Ultrasound (“TAEUS”) technology; market acceptance of our technology; uncertainties associated with COVID-19 or coronavirus, including its possible effects on our operations; results of our human studies, which may be negative or inconclusive; our ability to find and maintain development partners; our reliance on collaborations and strategic alliances and licensing arrangements; the amount and nature of competition in our industry; our ability to protect our intellectual property; potential changes in the healthcare industry or third-party reimbursement practices; delays and changes in regulatory requirements, policy and guidelines including potential delays in submitting required regulatory applications for Food and Drug Administration (“FDA”) approval; our ability to obtain and maintain CE mark certification and secure required FDA and other governmental approvals for our TAEUS applications; our ability to comply with regulation by various federal, state, local and foreign governmental agencies and to maintain necessary regulatory clearances or approvals; and the other risks and uncertainties described in the Risk Factors section of our Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 30, 2022, and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Financial Operations Overview

Revenue

No revenue has been generated by our TAEUS technology, which we have not commercially sold as of March 31, 2022.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of headcount and consulting costs, and marketing and tradeshow expenses. Currently, our marketing efforts are through our website and attendance of key industry meetings and conferences. In connection with the commercialization of our TAEUS applications, we are building a small sales and marketing team to train and support global ultrasound distributors, and expect to execute traditional marketing activities such as promotional materials, electronic media and participation in industry events and conferences. As of March 31, 2022, we had one full-time sales representative in the United Kingdom, two representatives in France and one in Germany. We expect to continue actively adding to our sales representation and support headcount for operations in the EU in the coming quarters, and plan to begin staffing our sales efforts in the United States once we have obtained FDA approval for the sale of the NAFLD TAEUS device in that region.

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

Share-based Compensation

Our 2016 Omnibus Incentive Plan (as amended, the “Omnibus Plan”) permits the grant of stock options and other stock awards to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2022, the pool of shares issuable under the Omnibus Plan automatically increased by 1,622,848 shares from 7,461,228 shares to 9,084,076. As of March 31, 2022, there were 1,119,350 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Results of Operations

Three months ended March 31, 2022 and 2021

Revenue

We had no revenue during the three months ended March 31, 2022 and 2021.

Cost of Goods Sold

We had no cost of goods sold during the three months ended March 31, 2022 and 2021.

Research and Development

Research and development expenses were $1,213,022 for the three months ended March 31, 2022, as compared to $1,141,486 for the three months ended March 31, 2021, an increase of $71,536, or 6%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses increased from the same period due to increased wage and related expenses.

Sales and Marketing

Sales and marketing expenses were $339,903 for the three months ended March 31, 2022, as compared to $160,935 for the three months ended March 31, 2021, an increase of $178,968, or 111%. The increase was primarily due to additional headcount and pre-selling activities for our TAEUS product line. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2022 were $1,302,344, compared to $1,273,418 for the three months ended March 31, 2021, an increase of $28,926, or 2%. Our wage and related expenses for the three months ended March 31, 2022 were $551,312, compared to $512,787 for the three months ended March 31, 2021. Wage and related expenses in the three months ended March 31, 2022 included $45,543 for bonuses and $88,956 of stock compensation expense related to the issuance and vesting of options, compared to $52,230 for bonuses, $117,924 of stock compensation expense related to the issuance and vesting of options, for the three months ended March 31, 2021. Our professional fees, which include legal, audit, and investor relations, for the three months ended March 31, 2022 were $503,494, compared to $578,101 for the three months ended March 31, 2021.

Gain on Extinguishment of Debt

During the three months ending March 31, 2021, we received notice that the U.S. Small Business Administrative approved forgiveness of our loan received under the Paycheck Protection Program (the “PPP”) in accordance with the terms and provisions of the PPP, and recorded a gain on extinguishment of debt of $308,600.

Net Loss

As a result of the foregoing, for the three months ended March 31, 2022, we recorded a net loss of $2,858,202, compared to a net loss of $2,269,276 for the three months ended March 31, 2021.

Liquidity and Capital Resources

Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. As of March 31, 2022, we had an accumulated deficit of $71,549,012 and had $7,127,363 in cash. To date we have funded our operations through private and public sales of our securities and will need to raise additional funds in order to execute on our business plan, fully commercialize our TAEUS technology, and generate revenues.

As of the date of this Quarterly Report, we believe that our cash on hand will be sufficient to fund our current operations into the first half of 2023. We will need additional capital by such time to allow us to continue to execute our commercialization plans. We continue to evaluate and manage our capital needs to support our clinical, regulatory and operational activities, progress EU commercialization, and prepare for U.S. commercialization upon FDA approval of our NAFLD TAEUS device. We are considering potential financing options that may be available to us, including additional sales of our common stock through our At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, dated June 21, 2021 (the “June 2021 ATM Agreement”). Except for the June 2021 ATM Agreement, we have no commitments to obtain any additional funds, and there can be no assurance funds will be available in sufficient amounts or on acceptable terms. If we are unable to obtain sufficient additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The consolidated financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three months ended March 31, 2022, we incurred net losses of $2,858,202 and used cash in operations of $3,098,870. While we maintain cash balances in excess of our anticipated needs for cash for the next nine months, it is likely that we will need to raise additional capital prior to any ability to fund operations from revenue generated from the sale of our products. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the three months ended March 31, 2022, we used $3,098,870 of cash in operating activities primarily as a result of our net loss of $2,858,202, offset by share-based compensation of $288,537, depreciation expense of $19,038, amortization of right of use assets of $33,179, and net changes in operating assets and liabilities of $(581,422).

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

Investing Activities

During the three months ended March 31, 2022, we used $89,353 in investing activities related to purchases of equipment.

During the three months ended March 31, 2021, we used $45,000 in investing activities related to purchases of equipment.

Financing Activities

During the three months ended March 31, 2022, our financing activities provided $854,052 in proceeds from issuances of common stock.

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

It is possible that we will not achieve the progress that we expect because the actual costs and timing of completing the development and regulatory approvals for a new medical device are difficult to predict and are subject to substantial risks and delays. We have no committed external sources of funds except for the June 2021 ATM Agreement. We do not expect that our existing cash will be sufficient for us to complete the commercialization of our NAFLD TAEUS application or to complete the development of any other TAEUS application and we will need to raise substantial additional capital for those purposes. As a result, we will need to finance our future cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the Risk Factors section of our Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 30, 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

The notification letter also stated that in the event the Company does not regain compliance with the Minimum Bid Price Requirement by July 5, 2022, the Company may be eligible for an additional 180 calendar days to regain compliance. To qualify for this additional time, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company meets these requirements, Nasdaq will inform the Company that it has been granted an additional 180 calendar days to regain compliance.

The Company intends to apply for the additional 180-day period, or until January 1, 2023, in the event it does not regain compliance with the Minimum Bid Price Requirement prior to the expiration of the first compliance period. However, if the Company is not eligible for such extension or the staff of Nasdaq (the “Staff”) determines that the Company will not be able to cure the deficiency, the Staff would notify the Company that its securities will be subject to delisting. In the event of such notification, the Company may appeal the Staff’s determination to delist its securities, but there can be no assurance the Staff would grant the Company’s request for continued listing.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2022, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of March 31, 2022: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

To remediate our internal control weaknesses, management intends to implement the following measures, as finances allow:

•	Adding sufficient accounting personnel or outside consultants to properly segregate duties and to effect a timely, accurate preparation of the financial statements. In October 2020, we engaged a contractor to assist us with certain accounting tasks, including preparation of financial statements and periodic reports filed with the Securities and Exchange Commission.

•	Upon the hiring of additional accounting personnel or outside consultants, develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon our efforts to obtain additional funding and the results of our operations. Management expects to secure funds in the coming fiscal year but provides no assurances that it will be able to do so.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that could affect these controls during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the Securities and Exchange Commission on March 30, 2022. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

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

4.2	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 11, 2019)
4.3	Form of Warrant issued in December 2019 Series A Convertible Preferred Stock Offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 11, 2019)
4.4	Form of Warrant issued in December 2019 Series B Convertible Preferred Stock Offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 26, 2019)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

ENDRA LIFE SCIENCES INC.

Date: May 12, 2022	By:	/s/ Francois Michelon
Francois Michelon
Chief Executive Officer and Chairman (Principal Executive Officer)

ENDRA LIFE SCIENCES INC.

Date: May 12, 2022	By:	/s/ Irina Pestrikova
Irina Pestrikova
Senior Director, Finance (Principal Financial and Accounting Officer)

