Form 10-Q
period 2022-06-30
ENDRA Life Sciences Inc.
filed 2022-08-15
CIK 1681682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

As of August 15, 2022, there were 63,174,455 shares of our common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENDRA Life Sciences Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
Assets	2022	2021
Current Assets	(Unaudited)
Cash	$11,278,041	$9,461,534
Prepaid expenses	834,863	1,348,003
Inventory	2,374,728	1,284,578
Total Current Assets	14,487,632	12,094,115
Non-Current Assets
Fixed assets, net	239,544	131,130
Right of use assets	576,255	643,413
Other assets	5,986	5,986
Total Assets	$15,309,417	$12,874,644

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,360,365	$1,411,437
Lease liabilities, current portion	142,025	132,330
Total Current Liabilities	1,502,390	1,543,767

Long Term Debt
Loans	28,484	28,484
Lease liabilities	444,168	518,147
Total Long Term Debt	472,652	546,631

Total Liabilities	1,975,042	2,090,398

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized; 141.397 shares issued and outstanding	1	1
Series B Convertible Preferred Stock, $0.0001 par value; 1,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 63,174,455 and 42,554,514 shares issued and outstanding, respectively	6,315	4,254
Additional paid in capital	88,462,324	79,456,938
Stock payable	5,814	13,863
Accumulated deficit	(75,140,079)	(68,690,810)
Total Stockholders’ Equity	13,334,375	10,784,246
Total Liabilities and Stockholders’ Equity	$15,309,417	$12,874,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Operating Expenses
Research and development	$1,847,560	$1,744,925	$3,060,582	$2,886,411
Sales and marketing	342,039	256,763	681,942	417,698
General and administrative	1,382,094	1,198,502	2,684,438	2,471,920
Total operating expenses	3,571,693	3,200,190	6,426,962	5,776,029

Operating loss	(3,571,693)	(3,200,190)	(6,426,962)	(5,776,029)

Other Expenses
Gain on extinguishment of debt	-	-	-	308,600
Other income (expense)	(19,374)	1,086	(22,307)	(951)
Total other expenses	(19,374)	1,086	(22,307)	307,649

Loss from operations before income taxes	(3,591,067)	(3,199,104)	(6,449,269)	(5,468,380)

Provision for income taxes	-	-	-	-

Net Loss	$(3,591,067)	$(3,199,104)	$(6,449,269)	$(5,468,380)

Deemed dividend	-	-	-	(121,071)

Net Loss attributable to common stockholders	$(3,591,067)	$(3,199,104)	$(6,449,269)	$(5,589,451)

Net loss per share – basic and diluted	$(0.06)	$(0.08)	$(0.12)	$(0.14)

Weighted average common shares – basic and diluted	61,644,171	41,675,664	52,357,556	39,745,431

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended June 30, 2021	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of March 31, 2021	141.397	$1	-	$-	41,614,653	$4,161	$77,460,997	115,842	(59,728,836)	17,852,165
Common stock issued for warrant exercise	-	-	-	-	202,887	20	(20)	-	-	-
Common stock issued for option exercise	-	-	-	-	7,285	1	(1)	-	-	-
Fair value of vested stock options	-	-	-	-	-	-	309,087	-	-	309,087
Stock payable towards preference dividend	-	-	-	-	-	-	(5,315)	5,315	-	-
Stock payable for services	-	-	-	-	32,527	3	73,997	(46,250)	-	27,750
Net loss	-	-	-	-	-	-	-	-	(3,199,104)	(3,199,104)
Balance as of June 30, 2021	141.397	$1	-	$-	41,857,352	$4,185	$77,838,745	$74,907	$(62,927,940)	$14,989,899

Three Months Ended June 30, 2022	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of March 31, 2022	141.397	$1	-	$-	44,559,418	$4,454	$80,604,416	8,774	(71,549,012)	9,068,633
Common stock issued for cash, net of funding costs	-	-	-	-	18,615,037	1,861	7,543,599	-	-	7,545,460
Fair value of vested stock options	-	-	-	-	-	-	311,349	-	-	311,349
Stock payable towards preference dividend	-	-	-	-	-	-	2,960	(2,960)	-	-
Net loss	-	-	-	-	-	-	-	-	(3,591,067)	(3,591,067)
Balance as of June 30, 2022	141.397	$1	-	$-	63,174,455	$6,315	$88,462,324	$5,814	$(75,140,079)	$13,334,375

Six Months Ended June 30, 2021	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2020	196.794	$1	-	$-	34,049,704	$3,404	$64,493,611	10,795	(57,338,489)	7,169,322
Series A Convertible Preferred Stock converted to common stock	(55.397)	-	-	-	67,889	7	(7)	-	-	-
Common stock issued for cash, net of funding costs	-	-	-	-	3,914,217	391	9,797,902	-	-	9,798,293
Common stock issued for warrant exercise	-	-	-	-	3,770,786	377	2,785,250	-	-	2,785,627
Common stock issued for option exercise	-	-	-	-	22,229	3	(3)	-	-	-
Fair value of vested stock options	-	-	-	-	-	-	594,576	-	-	594,576
Stock payable towards preference dividend	-	-	-	-	-	-	(27,652)	27,652	-	-
Common stock issued for services	-	-	-	-	32,527	3	73,997	-	-	74,000
Stock payable towards RSU's	-	-	-	-	-	-	-	36,460	-	36,460
Deemed dividend	-	-	-	-	-	-	121,071	-	(121,071)	-
Net loss	-	-	-	-	-	-	-	-	(5,468,380)	(5,468,380)
Balance as of June 30, 2021	141.397	$1	-	$-	41,857,352	$4,185	$77,838,745	$74,907	$(62,927,940)	$14,989,899

Six Months Ended June 30, 2022	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2021	141.397	$1	-	$-	42,554,514	$4,254	$79,456,938	13,863	(68,690,810)	10,784,246
Common stock issued for cash, net of funding costs	-	-	-	-	20,619,941	2,061	8,397,451	-	-	8,399,512
Fair value of vested stock options	-	-	-	-	-	-	599,886	-	-	599,886
Stock payable towards preference dividend	-	-	-	-	-	-	8,049	(8,049)	-	-
Net loss	-	-	-	-	-	-	-	-	(6,449,269)	(6,449,269)
Balance as of June 30, 2022	141.397	$1	-	$-	63,174,455	$6,315	$88,462,324	$5,814	$(75,140,079)	$13,334,375

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(6,449,269)	$(5,468,380)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	40,739	65,154
Stock compensation expense including common stock issued for RSUs	599,886	705,036
Stock payable for investor relations	-	-
Amortization of right of use assets	67,158	44,086
Gain on extinguishment of debt	-	(308,600)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	513,140	(578,123)
Increase in inventory	(1,090,150)	(735,171)
Decrease in accounts payable and accrued liabilities	(51,072)	594,533
Decrease in lease liability	(64,284)	(41,430)
Net cash used in operating activities	(6,433,852)	(5,722,895)

Cash Flows from Investing Activities
Purchases of fixed assets	(149,153)	(45,000)
Net cash used in investing activities	(149,153)	(45,000)

Cash Flows from Financing Activities
Proceeds from warrant exercise	-	2,785,627
Proceeds from issuance of common stock	8,399,512	9,798,293
Net cash provided by financing activities	8,399,512	12,583,920

Net increase in cash	1,816,507	6,816,025

Cash, beginning of period	9,461,534	7,227,316

Cash, end of period	$11,278,041	$14,043,341

Supplemental disclosures of cash items
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosures of non-cash items
Deemed dividend	$-	$121,071
Conversion of Series A Convertible Preferred Stock	$-	$(7)
Stock dividend payable	$-	$(27,652)
Right of use asset	$576,255	$707,504
Lease liability	$586,193	$709,385

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Six Months ended June 30, 2022 and 2021

(Unaudited)

Note 1 - Nature of the Business

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

Note 2 - Summary of Significant Accounting Policies

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

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it continues impact worldwide macroeconomic conditions, the emergence of variants of the virus and effectiveness of vaccines, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of June 30, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, estimates related to the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in ENDRA Life Sciences Inc. annual financial statements for the twelve months ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2022.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of June 30, 2022 and December 31, 2021, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Leases

Accounting Standards Update (“ASU”) No. 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. At June 30, 2022 and December 31, 2021 the Company recorded a right of use asset of $576,255 and $643,413, respectively. At June 30, 2022 and December 31, 2021 the Company recorded a lease liability of $586,193 and $650,477, respectively.

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the three months ended June 30, 2022 and 2021, the Company incurred $1,847,560 and $1,744,925 of expenses related to research and development costs, respectively. During the six months ended June 30, 2022 and 2021, the Company incurred $3,060,582 and $2,886,411 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 8,508,852 and 7,848,899 potentially dilutive shares, which include outstanding common stock options, and warrants, as of June 30, 2022 and December 31, 2021, respectively.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	June 30, 2022	December 31, 2021
Options to purchase common stock	7,995,726	5,249,210
Warrants to purchase common stock	350,601	2,437,164
Shares issuable upon conversion of Series A Convertible Preferred Stock	162,525	162,525
Potential equivalent shares excluded	8,508,852	7,848,899

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to June 30, 2022 of $75,140,079. The Company had working capital of $12,985,242 as of June 30, 2022. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern and will require additional financing to fund its future planned operations, including research and development and commercialization of its products. The accompanying financial statements for the period ended June 30, 2022 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of, or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

The Company considered recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 - Inventory

As of June 30, 2022 and December 31, 2021, inventory consisted of raw materials, subassemblies to be used in the assembly of TAEUS systems, and finished goods. As of June 30, 2022, the Company had no orders pending for the sale of a TAEUS system.

As of June 30, 2022 and December 31, 2021, the Company had inventory valued at $2,374,728 and $1,284,578, respectively.

Note 4 - Fixed Assets

As of June 30, 2022 and December 31, 2021, fixed assets consisted of the following:

	June 30, 2022	December 31, 2021
Property, leasehold and capitalized software	$718,600	$605,248
TAEUS development and testing	143,482	107,682
Accumulated depreciation	(622,538)	(581,800)
Fixed assets, net	$239,544	$131,130

Depreciation expense for the three months ended June 30, 2022 and 2021 was $21,701 and $33,729, respectively.

Depreciation expense for the six months ended June 30, 2022 and 2021 was $40,739 and $65,154, respectively.

Note 5 - Accounts Payable and Accrued Liabilities

As of June 30, 2022 and December 31, 2021, current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Accounts payable	$785,071	$791,052
Accrued payroll	210,766	101,459
Accrued bonuses	350,082	396,043
Accrued employee benefits	5,750	5,750
Insurance premium financing	8,696	117,133
Total	$1,360,365	$1,411,437

Note 6 - Bank Loans

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

Note 7 - Capital Stock

At June 30, 2022, the authorized capital of the Company consisted of 90,000,000 shares of capital stock, comprised of 80,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 1,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”), and the remainder of 9,989,000 shares remain authorized but undesignated.

As of June 30, 2022, there were 63,174,455 shares of common stock, 141.397 shares of Series A Preferred Stock, and no shares of Series B Preferred Stock issued and outstanding, and a stock payable balance of $5,814.

During the six months ended June 30, 2022, the Company issued a total of 20,619,941 shares of its common stock in return for aggregate net proceeds of $8,399,512 under the June 2021 ATM Agreement (as described below).

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

At-the-Market Equity Offering Program

On June 21, 2021, the Company entered into the At-The-Market Issuance Sales Agreement with Ascendiant (the “June 2021 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $20.0 million, from time to time, through an “at-the-market” equity offering program under which Ascendiant acts as sales agent. As of June 30, 2022, under the June 2021 ATM Agreement the Company has issued an aggregate of 21,292,682 shares of common stock in return for net proceeds of $9,216,618, resulting in approximately $286,289 of compensation paid to Ascendiant. During the six months ended June 30, 2022, under the June 2021 ATM Agreement the Company has issued an aggregate of 20,619,941 shares of common stock in return for net proceeds of $8,398,936, resulting in $260,776 of compensation paid to Ascendiant.

Note 8 - Common Stock Options

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the 2016 Omnibus Incentive Plan (the “Omnibus Plan”) and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the six months ended June 30, 2022 was determined to be $907,482 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 74% to 99%, (ii) discount rate of 0%, (iii) zero expected dividend yield, (iv) risk free rate of 1.37% to 3.03%, and (v) expected life of 8-10 years. A summary of option activity under the Company’s Omnibus Plan as of June 30, 2022, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2021	5,249,210	$2.21	7.42
Granted	2,794,285	0.41	9.63
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(47,769)	-	-
Balance outstanding at June 30, 2022	7,995,726	$1.58	7.87
Exercisable at June 30, 2022	2,933,158	$2.32	5.76

Note 9 - Common Stock Warrants

Warrant Conversions and Consent Solicitation

The following table summarizes all stock warrant activity of the Company for the six months ended June 30, 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Balance outstanding at December 31, 2021	2,437,164	$5.54	0.58
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	(2,086,563)	6.25	-
Balance outstanding at June 30, 2022	350,601	$1.35	1.37
Exercisable at June 30, 2022	350,601	$1.35	1.37

Note 10 - Commitments and Contingencies

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at June 30, 2022 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 3.5 years.

As of June 30, 2022, the maturities of operating lease liabilities are as follows:

Operating Lease

2022	95,481
2023	196,721
2024	202,624
2025 and beyond	202,624
Total	$697,450
Less: amount representing interest	(111,257)
Present value of future minimum lease payments	586,193
Less: current obligations under leases	142,025
Long-term lease obligations	$444,168

For the three months ended June 30, 2022 and 2021, the Company incurred rent expenses of $53,840 and $34,348, respectively.

For the six months ended June 30, 2022 and 2021, the Company incurred rent expenses of $106,604 and $66,539, respectively.

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

Litigation

From time to time the Company may become a party to litigation in the normal course of business. As of June 30, 2022, there were no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

Note 12 - Subsequent Events

Not applicable.

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

In June 2020, we submitted a 510(k) Application to the FDA for our TAEUS FLIP System. In February 2022, we announced that we will pursue FDA approval of our TAEUS ® FLIP System through the FDA’s “de novo” process. We voluntarily withdrew our 510(k) application and plan to submit an application for de novo review, which will include additional clinical data, in the third quarter of 2022.

Financial Operations Overview

Revenue

No revenue has been generated by our TAEUS technology, which we have not commercially sold as of June 30, 2022.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of headcount and consulting costs, and marketing and tradeshow expenses. Currently, our marketing efforts are through our website and attendance of key industry meetings and conferences. In connection with the commercialization of our TAEUS applications, we are building a small sales and marketing team to train and support global ultrasound distributors, and expect to execute traditional marketing activities such as promotional materials, electronic media and participation in industry events and conferences. As of June 30, 2022, we had one full-time sales representative in the United Kingdom, two representatives in France and one in Germany. We expect to continue actively adding to our sales representation and support headcount for operations in the EU in the coming quarters, and plan to begin staffing our sales efforts in the United States once we have obtained FDA approval for the sale of the NAFLD TAEUS device in that region.

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

Share-based Compensation

Our 2016 Omnibus Incentive Plan (as amended, the “Omnibus Plan”) permits the grant of stock options and other stock awards to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2022, the pool of shares issuable under the Omnibus Plan automatically increased by 1,622,848 shares from 7,461,228 shares to 9,084,076. As of June 30, 2022, there were 1,088,350 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Results of Operations

Three months ended June 30, 2022 and 2021

Revenue

We had no revenue during the three months ended June 30, 2022 and 2021.

Cost of Goods Sold

We had no cost of goods sold during the three months ended June 30, 2022 and 2021.

Research and Development

Research and development expenses were $1,847,560 for the three months ended June 30, 2022, as compared to  $1,744,925 for the three months ended June 30, 2021, an increase of $102,635, or 6%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses increased from the same period due to increased wage and related expenses.

Sales and Marketing

Sales and marketing expenses were $342,039 for the three months ended June 30, 2022, as compared to $256,763 for the three months ended June 30, 2021, an increase of $ 85,276, or 33%. The increase was primarily due to additional headcount and pre-selling activities for our TAEUS product line. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2022 were $ 1,382,094, compared to $ 1,198,502 for the three months ended June 30, 2021, an increase of $ 183,592, or 15%. Our wage and related expenses for the three months ended June 30, 2022 were $569,712, compared to $488,102 for the three months ended June 30, 2021. Wage and related expenses in the three months ended June 30, 2022 included $67,932 for bonuses and $111,819 of stock compensation expense related to the issuance and vesting of options, compared to $52,230 for bonuses, $112,867 of stock compensation expense related to the issuance and vesting of options, for the three months ended June 30, 2021. Our professional fees, which include legal, audit, and investor relations, for the three months ended June 30, 2022 were $545,614, compared to $500,046 for the three months ended June 30, 2021.

Net Loss

As a result of the foregoing, for the three months ended June 30, 2022, we recorded a net loss of $3,591,067, compared to a net loss of $3,199,104 for the three months ended June 30, 2021.

Six months ended June 30, 2022 and 2021

Revenue

We had no revenue during the six months ended June 30, 2022 and 2021.

Cost of Goods Sold

We had no cost of goods sold during the six months ended June 30, 2022 and 2021.

Research and Development

Research and development expenses were $3,060,582 for the six months ended June 30, 2022, as compared to  $2,886,411 for the six months ended June 30, 2021, an increase of $174,171, or 6%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses increased from the same period due to increased wage and related expenses.

Sales and Marketing

Sales and marketing expenses were $ 681,942 for the six months ended June 30, 2022, as compared to $ 417,698 for the six months ended June 30, 2021, an increase of $264,244, or 63%. The increase was primarily due to additional headcount and pre-selling activities for our TAEUS product line. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the six months ended June 30, 2022 were $ 2,684,438, compared to $ 2,471,920 for the six months ended June 30, 2021, an increase of $ 212,518, or 9%. Our wage and related expenses for the six months ended June 30, 2022 were $1,121,025, compared to $1,000,889 for the six months ended June 30, 2021. Wage and related expenses in the six months ended June 30, 2022 included $113,475 for bonuses and $200,775 of stock compensation expense related to the issuance and vesting of options, compared to $104,460 for bonuses and $230,791 of stock compensation expense related to the issuance and vesting of options, for the six months ended June 30, 2021. Our professional fees, which include legal, audit, and investor relations, for the six months ended June 30, 2022 were $1,049,109, compared to $1,078,147 for the six months ended June 30, 2021.

Gain on Extinguishment of Debt

During the six months ending June 30, 2021, we received notice that the U.S. Small Business Administrative approved forgiveness of our loan received under the Paycheck Protection Program (the “PPP”) in accordance with the terms and provisions of the PPP, and recorded a gain on extinguishment of debt of $308,600.

Net Loss

As a result of the foregoing, for the six months ended June 30, 2022, we recorded a net loss of $6,449,269, compared to a net loss of $5,589,451 for the six months ended June 30, 2021.

Near-Term Liquidity and Capital Resources

Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. As of June 30, 2022, we had an accumulated deficit of $75,140,079 and had $11,278,041 in cash. To date we have funded our operations through private and public sales of our securities and will need to raise additional funds in order to execute on our business plan, fully commercialize our TAEUS technology, and generate revenues.

As of the date of this Quarterly Report, we believe that our cash on hand will be sufficient to fund our current operations into the first half of 2023. We will need additional capital by such time to allow us to continue to execute our commercialization plans. We continue to evaluate and manage our capital needs to support our clinical, regulatory and operational activities, progress EU commercialization, and prepare for U.S. commercialization upon FDA approval of our NAFLD TAEUS device. We are considering potential financing options that may be available to us, including additional sales of our common stock through our At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, dated June 21, 2021 (the “June 2021 ATM Agreement”); however, as of the date of this Quarterly Report, based on the market value of our public float, we are prevented from making additional sales under our shelf registration statement by General Instruction I.B.6 of Form S-3. Except for the June 2021 ATM Agreement, we have no commitments to obtain any additional funds, and there can be no assurance funds will be available in sufficient amounts or on acceptable terms. If we are unable to obtain sufficient additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The consolidated financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six months ended June 30, 2022, we incurred net losses of $6,449,269 and used cash in operations of $6,433,852. While we maintain cash balances in excess of our anticipated needs for cash for the next twelve months, it is likely that we will need to raise additional capital prior to any ability to fund operations from revenue generated from the sale of our products. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the six months ended June 30, 2022, we used $6,433,852 of cash in operating activities primarily as a result of our net loss of $6,449,269, offset by share-based compensation of $599,886, depreciation expense of $40,739, amortization of right of use assets of $67,158, and net changes in operating assets and liabilities of $(692,366).

During the six months ended June 30, 2021, we used $5,722,895 of cash in operating activities primarily as a result of our net loss of $5,468,380, offset by share-based compensation of $705,036, gain on extinguishment of debt of $308,600, depreciation expense of $65,154, amortization of right of use assets of $44,086, and net changes in operating assets and liabilities of $(760,191).

Investing Activities

During the six months ended June 30, 2022, we used $149,153 in investing activities related to purchases of equipment.

During the six months ended June 30, 2021, we used $45,000 in investing activities related to purchases of equipment.

Financing Activities

During the six months ended June 30, 2022, our financing activities provided $8,399,512 in proceeds from issuances of common stock.

During the six months ended June 30, 2021, our financing activities provided $12,583,920, including $9,798,293 in proceeds from issuance of common stock, and $2,785,627 in proceeds from warrant exercises.

Long-Term Liquidity

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

It is possible that we will not achieve the progress that we expect because the actual costs and timing of completing the development and regulatory approvals for a new medical device are difficult to predict and are subject to substantial risks and delays. We have no committed external sources of funds except for the June 2021 ATM Agreement, the use of which may be limited due to registration statement rules relating to public float. We do not expect that our existing cash will be sufficient for us to complete the commercialization of our NAFLD TAEUS application or to complete the development of any other TAEUS application and we will need to raise substantial additional capital for those purposes. As a result, we will need to finance our future cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the Risk Factors section of our Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the SEC on March 30, 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Until we can generate a sufficient amount of revenue from our TAEUS platform applications, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. As described below, the COVID-19 pandemic has impacted our business operations to some extent and is expected to continue to do so and, in light of the effect of such pandemic on financial markets, these impacts may include reduced access to capital. Additionally, a recession or other unfavorable market conditions, including economic slowdowns, recessions, inflation, rising interest rates and tightening of credit markets caused by the ongoing COVID-19 pandemic, the conflict in Ukraine or otherwise, may limit our access to capital. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts or perhaps even cease the operation of our business. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or applications or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

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

The notification has no immediate effect on the listing of the Company’s common stock. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company had a period of 180 calendar days from January 5, 2022, or until July 5, 2022, to regain compliance with the Minimum Bid Price Requirement. Prior to July 5, 2022, the Company applied for, and was provided, an additional 180-day period to regain compliance with the Minimum Bid Price Requirement. If at any time before January 1, 2023, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement. In the event that the Company is not able to cure the deficiency during the additional 180-day period, it may effect a reverse stock split in able to regain compliance with the Minimum Bid Price Requirement.

If we do not regain compliance with the Bid Price Rule and maintain compliance with other rules for continued listing on the Nasdaq, our common stock may be delisted. If our common stock were delisted from the Nasdaq Capital Market, it could, among other things, lead to a number of negative implications, including reduced liquidity in our common stock, the loss of federal preemption of state securities laws and greater difficulty in obtaining financing.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2022, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of June 30, 2022: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

To remediate our internal control weaknesses, management intends to implement the following measures, as finances allow:

•

Adding sufficient accounting personnel or outside consultants to properly segregate duties and to effect a timely, accurate preparation of the financial statements. We currently engage a bookkeeping service provider to supplement our resources for accounting tasks, including preparation of financial statements and periodic reports filed with the Securities and Exchange Commission.

•	Upon the hiring of additional accounting personnel or outside consultants, develop and maintain adequate written accounting policies and procedures.

The additional hiring is contingent upon our efforts to obtain additional funding and the results of our operations. However, based on current capital needs for the Company’s core operations, competitive labor market, and general economic conditions, management provides no assurances that it will be able to raise sufficient funding in order to support such additional hiring during the current fiscal year.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that could affect these controls during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2021, as filed with the Securities and Exchange Commission on March 30, 2022. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report. Except as set forth below, there have been no material changes to the risk factors described in Part I, Item 1A, “Risk Factors,” included in our Annual Report on Form 10-K for the period ended December 31, 2021.

If we fail to regain compliance with the minimum closing bid requirement of the Nasdaq Capital Market or to satisfy other requirements for continued listing, our common stock may be delisted and the price of our common stock and our ability to access the capital markets could be negatively impacted.

Our common stock is listed for trading on the Nasdaq Capital Market. To maintain this listing, we must satisfy Nasdaq’s continued listing requirements, including, among other things, a minimum closing bid price requirement of $1.00 per share under Nasdaq Listing Rule 5550(a)(2) (the “Bid Price Rule”).

On January 5, 2022, we received a notification letter from Nasdaq informing us that for 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share. This notice had no immediate effect on our Nasdaq listing, and we had 180 calendar days from January 5, 2022, or until July 5, 2022, to regain compliance. Prior to July 5, 2022, the Company applied for, and was provided, an additional 180-day period, or until January 1, 2023, to regain compliance with the Bid Price Rule.

The closing bid price of our common stock must be at least $1.00 per share for a minimum of ten consecutive business days to regain compliance with the Bid Price Rule. If we are unable to regain compliance with the Bid Price Rule by January 1, 2023 or if we fail to maintain compliance with any of the other continued listing requirements, our common stock may be delisted from Nasdaq, which could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and business development opportunities. Further, if we were to be delisted from Nasdaq, our common stock may no longer be recognized as a “covered security” and we would be subject to regulation in each state in which we offer our securities. Thus, delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly impact the ability of investors to trade our securities and would negatively impact the value and liquidity of our common stock.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on August 15, 2017)
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

ENDRA LIFE SCIENCES INC.

Date: August 15, 2022	By:	/s/ Francois Michelon
Francois Michelon
Chief Executive Officer and Chairman (Principal Executive Officer)

ENDRA LIFE SCIENCES INC.

Date: August 15, 2022	By:	/s/ Irina Pestrikova
Irina Pestrikova
Senior Director, Finance (Principal Financial and Accounting Officer)

