Form 10-Q
period 2022-09-30
ENDRA Life Sciences Inc.
filed 2022-11-14
CIK 1681682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

As of November 14, 2022, there were 63,174,455 shares of our common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENDRA Life Sciences Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
Assets
Current Assets
Cash	$8,016,350	$9,461,534
Prepaid expenses	914,261	1,348,003
Inventory	2,634,077	1,284,578
Total Current Assets	11,564,688	12,094,115
Non-Current Assets
Fixed assets, net	230,612	131,130
Right of use assets	541,456	643,413
Other assets	5,986	5,986
Total Assets	$12,342,742	$12,874,644

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,558,097	$1,411,437
Lease liabilities, current portion	147,057	132,330
Total Current Liabilities	1,705,154	1,543,767

Long Term Debt
Loans	28,484	28,484
Lease liabilities	405,773	518,147
Total Long Term Debt	434,257	546,631

Total Liabilities	2,139,411	2,090,398

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized; 141,397 and 141,397 shares issued and outstanding, respectively	1	1
Series B Convertible Preferred Stock, $0.0001 par value; 1,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 63,174,455 and 42,554,514 shares issued and outstanding, respectively	6,315	4,254
Additional paid in capital	88,768,831	79,456,938
Stock payable	8,490	13,863
Accumulated deficit	(78,580,306)	(68,690,810)
Total Stockholders’ Equity	10,203,331	10,784,246
Total Liabilities and Stockholders’ Equity	$12,342,742	$12,874,644

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Operating Expenses
Research and development	$1,830,297	$1,173,319	$4,890,879	$4,059,730
Sales and marketing	420,439	275,565	1,102,381	693,263
General and administrative	1,166,480	1,201,851	3,850,918	3,673,771
Total operating expenses	3,417,216	2,650,735	9,844,178	8,426,764

Operating loss	(3,417,216)	(2,650,735)	(9,844,178)	(8,426,764)

Other Expenses
Gain on extinguishment of debt	-	-	-	308,600
Other income (expense)	(23,011)	(7,507)	(45,318)	(8,458)
Total other expenses	(23,011)	(7,507)	(45,318)	300,142

Loss from operations before income taxes	(3,440,227)	(2,658,242)	(9,889,496)	(8,126,622)

Provision for income taxes	-	-	-	-

Net Loss	$(3,440,227)	$(2,658,242)	$(9,889,496)	$(8,126,622)

Deemed dividend	-	-	-	(121,071)

Net Loss attributable to common stockholders	$(3,440,227)	$(2,658,242)	$(9,889,496)	$(8,247,693)

Net loss per share – basic and diluted	$(0.05)	$(0.06)	$(0.18)	$(0.20)

Weighted average common shares – basic and diluted	63,174,455	41,912,535	56,016,219	40,471,906

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended September 30, 2021	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of June 30, 2021	141,397	$1	-	$-	41,857,352	$4,185	$77,838,745	$74,907	$(62,927,940)	$14,989,899
Common stock issued for warrant exercise	-	-	-	-	283,953	28	496,585	-	-	496,613
Common stock issued for option exercise	-	-	-	-	1,606	-	-	-	-	-
Fair value of vested stock options	-	-	-	-	-	-	327,797	-	-	327,797
Stock payable towards preference dividend	-	-	-	-	-	-	(4,218)	4,218	-	-
Stock payable for RSU	-	-	-	-	22,815	2	36,458	(36,460)	-	-
Net loss	-	-	-	-	-	-	-	-	(2,658,242)	(2,658,242)
Balance as of September 30, 2021	141,397	$1	-	$-	42,165,726	$4,215	$78,695,367	$42,665	$(65,586,182)	$13,156,066
Three Months Ended September 30, 2022	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of June 30, 2022	141,397	$1	-	$-	63,174,455	$6,315	$88,462,324	5,814	(75,140,079)	13,334,375
Fair value of vested stock options	-	-	-	-	-	-	309,183	-	-	309,183
Stock payable towards preference dividend	-	-	-	-	-	-	(2,676)	2,676	-	-
Net loss	-	-	-	-	-	-	-	-	(3,440,227)	(3,440,227)
Balance as of September 30, 2022	141,397	$1	-	$-	63,174,455	$6,315	$88,768,831	$8,490	$(78,580,306)	$10,203,331

Nine Months Ended September 30, 2021	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2020	196,794	$1	-	$-	34,049,704	$3,404	$64,493,611	10,795	(57,338,489)	7,169,322
Series A Convertible Preferred Stock converted to common stock	(55,397)	-	-	-	67,889	7	(7)	-	-	-
Common stock issued for cash, net of funding costs	-	-	-	-	4,198,170	420	10,294,479	-	-	10,294,899
Common stock issued for warrant exercise	-	-	-	-	3,770,786	377	2,785,250	-	-	2,785,627
Common stock issued for option exercise	-	-	-	-	23,835	2	(2)	-	-	-
Fair value of vested stock options	-	-	-	-	-	-	922,375	-	-	922,375
Stock payable towards preference dividend	-	-	-	-	-	-	(31,870)	31,870	-	-
Common stock issued for services	-	-	-	-	32,527	3	74,997	-	-	74,000
Stock payable towards RSU's	-	-	-	-	22,815	2	36,458	-	-	36,460
Deemed dividend	-	-	-	-	-	-	121,071	-	(121,071)	-
Net loss	-	-	-	-	-	-	-	-	(8,126,622)	(8,126,622)
Balance as of September 30, 2021	141,397	$1	-	$-	42,165,726	$4,215	$78,695,367	$42,665	$(65,586,182)	$13,156,066
Nine Months Ended September 30, 2022	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common Stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2021	141,397	$1	-	$-	42,554,514	$4,254	$79,456,938	13,863	(68,690,810)	10,784,246
Common stock issued for cash, net of funding costs	-	-	-	-	20,619,941	2,061	8,397,451	-	-	8,399,512
Fair value of vested stock options	-	-	-	-	-	-	909,069	-	-	909,069
Stock payable towards preference dividend	-	-	-	-	-	-	5,373	(5,373)	-	-
Net loss	-	-	-	-	-	-	-	-	(9,889,496)	(9,889,496)
Balance as of September 30, 2022	141,397	$1	-	$-	63,174,455	$6,315	$88,768,831	$8,490	$(78,580,306)	$10,203,331

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(9,889,496)	$(8,126,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,532	94,977
Stock compensation expense including common stock issued for RSUs	909,069	1,032,835
Stock payable for investor relations	-	-
Amortization of right of use assets	101,957	75,768
Gain on extinguishment of debt	-	(308,600)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	433,742	(786,401)
Increase in inventory	(1,349,499)	(910,123)
Increase in accounts payable and accrued liabilities	146,660	528,797
Decrease in lease liability	(97,647)	(70,289)
Net cash used in operating activities	(9,680,682)	(8,469,658)

Cash Flows from Investing Activities
Purchases of fixed assets	(164,014)	(45,000)
Net cash used in investing activities	(164,014)	(45,000)

Cash Flows from Financing Activities
Proceeds from warrant exercise	-	2,785,627
Proceeds from issuance of common stock	8,399,512	10,294,899
Net cash provided by financing activities	8,399,512	13,080,526

Net increase (decrease) in cash	(1,445,184)	4,565,875

Cash, beginning of period	9,461,534	7,227,316

Cash, end of period	$8,016,350	$11,793,189

Supplemental disclosures of cash items
Interest paid	$-	$40,887
Income tax paid	$-	$-

Supplemental disclosures of non-cash items
Deemed dividend	$-	$121,071
Conversion of Series A Convertible Preferred Stock	$-	$(7)
Stock dividend payable	$-	$(31,870)
Right of use asset	$541,456	$675,822
Lease liability	$552,830	$680,526

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Notes to Condensed Consolidated Financial Statements

For the Three and Nine months ended September 30, 2022 and 2021

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

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it continues impact worldwide macroeconomic conditions, the emergence of variants of the virus and effectiveness of vaccines, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of September 30, 2022 and through the date of the filing of this Quarterly Report on Form 10-Q. The accounting matters assessed included, but were not limited to, estimates related to the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022. The balance sheet at December 31, 2021 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in ENDRA Life Sciences Inc. annual financial statements for the twelve months ended December 31, 2021 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2022.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of September 30, 2022 and December 31, 2021, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Leases

Accounting Standards Update (“ASU”) No. 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. At September 30, 2022 and December 31, 2021 the Company recorded a right of use asset of $541,456 and $643,413, respectively. At September 30, 2022 and December 31, 2021 the Company recorded a lease liability of $552,830 and $650,477, respectively.

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the three months ended September 30, 2022 and 2021, the Company incurred $1,830,297 and $1,173,319 of expenses related to research and development costs, respectively. During the nine months ended September 30, 2022 and 2021, the Company incurred $4,890,879 and $4,059,730 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 8,375,004 and 7,848,899 potentially dilutive shares, which include outstanding common stock options, and warrants, as of September 30, 2022 and December 31, 2021, respectively.

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows:

	September 30, 2022	December 31, 2021
Options to purchase common stock	8,005,726	5,249,210
Warrants to purchase common stock	206,753	2,437,164
Shares issuable upon conversion of Series A Convertible Preferred Stock	162,525	162,525
Potential equivalent shares excluded	8,375,004	7,848,899

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

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other share-based awards to its employees, consultants and non-employee members of the board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2022, the pool of shares authorized for issuance under the Omnibus Plan automatically increased by 1,622,848 shares from 7,461,228 shares to 9,084,076 shares.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to September 30, 2022 of $78,580,306. The Company had working capital of $9,859,534 as of September 30, 2022. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern and will require additional financing to fund its future planned operations, including research and development and commercialization of its products. The accompanying financial statements for the period ended September 30, 2022 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of, or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

The Company considered recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 - Inventory

As of September 30, 2022 and December 31, 2021, inventory consisted of raw materials, subassemblies to be used in the assembly of TAEUS systems, and finished goods. As of September 30, 2022, the Company had no orders pending for the sale of a TAEUS system.

As of September 30, 2022 and December 31, 2021, the Company had inventory valued at $2,634,077 and $1,284,578, respectively.

Note 4 - Fixed Assets

As of September 30, 2022 and December 31, 2021, fixed assets consisted of the following:

	September 30, 2022	December 31, 2021
Property, leasehold and capitalized software	$733,461	$605,248
TAEUS development and testing	143,482	107,682
Accumulated depreciation	(646,331)	(581,800)
Fixed assets, net	$230,612	$131,130

Depreciation expense for the three months ended September 30, 2022 and 2021 was $23,793 and $29,823, respectively.

Depreciation expense for the nine months ended September 30, 2022 and 2021 was $64,532 and $94,977, respectively.

Note 5 - Accounts Payable and Accrued Liabilities

As of September 30, 2022 and December 31, 2021, current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Accounts payable	$636,695	$791,052
Accrued payroll	164,357	101,459
Accrued bonuses	517,195	396,043
Accrued employee benefits	5,750	5,750
Insurance premium financing	234,100	117,133
Total	$1,558,097	$1,411,437

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

Note 7 - Capital Stock

At September 30, 2022, the authorized capital of the Company consisted of 90,000,000 shares of capital stock, comprised of 80,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”) and 1,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”), and the remainder of 9,989,000 shares remain authorized but undesignated.

As of September 30, 2022, there were 63,174,455 shares of common stock, 141,397 shares of Series A Preferred Stock, and no shares of Series B Preferred Stock issued and outstanding, and a stock payable balance of $8,490.

During the nine months ended September 30, 2022, the Company issued a total of 20,619,941 shares of its common stock in return for aggregate net proceeds of $8,399,512 under the June 2021 ATM Agreement (as described below).

During the nine months ended September 30, 2021, the Company issued a total of 8,116,023 shares of its common stock, as follows:

●	67,889 shares upon the conversion of 55,397 shares of its Series A Preferred Stock;
●	4,198,170 shares in return for aggregate net proceeds of $10,294,904 from sales of common stock;
●	3,567,899 shares upon warrant exercises for an aggregate exercise price of $2,785,627;
●	202,887 shares upon cashless warrant exercises;
●	23,835 shares upon cashless option exercise;
●	32,527 shares for services valued at $74,000; and
●	22,815 shares upon vesting of restricted stock units (“RSUs”) valued at $36,460.

At-the-Market Equity Offering Program

On June 21, 2021, the Company entered into the At-The-Market Issuance Sales Agreement with Ascendiant (the “June 2021 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $20.0 million, from time to time, through an “at-the-market” equity offering program under which Ascendiant acts as sales agent. As of September 30, 2022, under the June 2021 ATM Agreement the Company has issued an aggregate of 21,292,682 shares of common stock in return for net proceeds of $9,216,618, resulting in approximately $286,289 of compensation paid to Ascendiant. During the nine months ended September 30, 2022, under the June 2021 ATM Agreement the Company has issued an aggregate of 20,619,941 shares of common stock in return for net proceeds of $8,398,936, resulting in $260,776 of compensation paid to Ascendiant.

Note 8 - Common Stock Options

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the Omnibus Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the nine months ended September 30, 2022 was determined to be $909,072 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 74% to 99%, (ii) discount rate of 0%, (iii) zero expected dividend yield, (iv) risk free rate of 1.37% to 3.37%, and (v) expected life of 8-10 years. A summary of option activity under the Company’s Omnibus Plan as of September 30, 2022, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2021	5,249,210	$2.21	7.42
Granted	2,804,285	0.41	9.38
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(47,769)	-	-
Balance outstanding at September 30, 2022	8,005,726	$1.58	7.62
Exercisable at September 30, 2022	3,142,632	$2.28	5.68

Note 9 - Common Stock Warrants

Warrant Conversions and Consent Solicitation

The following table summarizes all stock warrant activity of the Company for the nine months ended September 30, 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Balance outstanding at December 31, 2021	2,437,164	$5.54	0.58
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	(2,230,411)	5.94	-
Balance outstanding at September 30, 2022	206,753	$1.25	2.03
Exercisable at September 30, 2022	206,753	$1.25	2.03

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at September 30, 2022 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 3.25 years.

As of September 30, 2022, the maturities of operating lease liabilities are as follows:

Operating Lease

2022	47,741
2023	196,721
2024	202,624
2025 and beyond	202,624
Total	$649,710
Less: amount representing interest	(96,879)
Present value of future minimum lease payments	552,830
Less: current obligations under leases	(147,057)
Long-term lease obligations	$405,773

For the three months ended September 30, 2022 and 2021, the Company incurred rent expenses of $53,698 and $53,263, respectively.

For the nine months ended September 30, 2022 and 2021, the Company incurred rent expenses of $160,302 and $119,802, respectively.

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

Unless terminated sooner, the term of Mr. Maloberti’s employment agreement renews on a year-to-year basis. If Mr. Maloberti’s employment is terminated by the Company without cause (as defined in the Omnibus Plan), Mr. Maloberti will be entitled to receive, subject to his execution of a standard release agreement, 8 months’ continuation of his current base salary and a lump sum payment equal to 8 months of continued healthcare coverage (or 24 months’ continuation of his current base salary and a lump sum payment equal to 24 months of continued healthcare coverage if such termination occurs within one year following a change in control).

Under his employment agreement, Mr. Maloberti is eligible to receive benefits that are substantially similar to those of the Company’s other senior executive officers.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. As of September 30, 2022, there were no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

Note 12 - Subsequent Events

On September 26, 2022, the Company’s board of directors declared a dividend of one one-thousandth of a share of Series C Preferred Stock, par value $0.0001 per share (“Series C Preferred Stock”), for each outstanding share of the Company’s common stock, and 1.359 shares of Series C Preferred Stock for each outstanding share of Series A Convertible Preferred Stock, to stockholders of record at 5:00 p.m. Eastern Time on October 7, 2022. Each whole share of Series C Preferred Stock entitles the holder thereof to 1,000,000 votes (and each fraction of a share of Series C Preferred Stock will have a ratable number of votes) on any proposal to adopt an amendment to the Company’s certificate of incorporation to reclassify the outstanding shares of the Company’s common stock into a smaller number of shares at a ratio specified in or determined in accordance with the terms of such amendment (the “Reverse Stock Split”). All shares of Series C Preferred stock that are not present in person or by proxy at any meeting of stockholders held to vote on the Reverse Stock Split as of immediately prior to the opening of the polls at such meeting will automatically be redeemed in whole by the Company without further action on the part of the Company or the holder of shares of Series C Preferred Stock. Any outstanding shares of Series C Preferred Stock that are not redeemed at such time will be redeemed (i) if such redemption is ordered by the Company’s board of directors in its sole discretion, automatically and effective on such time and date specified by the board of directors or (ii) automatically upon the approval by the Company’s stockholders of the Reverse Stock Split at any meeting of stockholders held for the purpose of voting on such proposal. Each share of Series C Preferred Stock redeemed in any redemption described above will be redeemed for no consideration. The Series C Preferred Stock is not convertible into, or exchangeable for, shares of any other class or series of stock or other securities of the Company. No shares of Series C Preferred Stock may be transferred by the holder thereof except in connection with a transfer by such holder of shares of Common Stock or Series A Preferred Stock, as applicable, of such holder, in which case a number of (i) one one-thousandths (1/1,000ths) of a share of Series C Preferred Stock equal to the number of shares of Common Stock to be transferred by such holder or (ii) a number of shares of Series C Preferred Stock issued in respect of each share of Series A Preferred Stock to be transferred will be automatically transferred to the transferee of such shares of Common Stock or Series A Preferred Stock, as applicable.

The foregoing description of the Series C Preferred Stock does not purport to be complete and is qualified in its entirety by reference to the Certificate of Designations of Series C Preferred Stock, which is filed as Exhibit 4.5 hereto.

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

Overview

We are leveraging experience with pre-clinical enhanced ultrasound devices to develop technology for increasing the capabilities of clinical diagnostic ultrasound, to broaden patient access to the safe diagnosis and treatment of a number of significant medical conditions in circumstances where expensive X-ray CT  and MRI technology, or other diagnostic technologies such as surgical biopsy, are unavailable or impractical. Building on our expertise in thermoacoustics, we have developed a next-generation technology platform - Thermo Acoustic Enhanced Ultrasound, or TAEUS - which is intended to enhance the capability of clinical ultrasound technology and support the diagnosis and treatment of a number of significant medical conditions that currently require the use of expensive CT or MRI imaging or where imaging is not practical using existing technology.

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

In March 2020, we received CE mark approval for our TAEUS FLIP (“Fatty Liver Imaging Probe”) System, enabling its marketing and sales in the European Union and other CE mark geographies, including the 27 EU member states.

In June 2020, we submitted a 510(k) Application to the FDA for our TAEUS FLIP System. In February 2022, we announced that we will pursue FDA approval of our TAEUS ® FLIP System through the FDA’s “de novo” process. We voluntarily withdrew our 510(k) application and plan to submit an application for de novo review, which will include additional clinical data, in the fourth quarter of 2022 or first quarter of 2023.

Financial Operations Overview

Revenue

No revenue has been generated by our TAEUS technology, which we have not commercially sold as of September 30, 2022.

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

●

employee-related expenses, such as salaries, bonuses and benefits, consultant-related expenses such as consultant fees and bonuses, stock-based compensation, overhead related expenses and travel-related expenses for our research and development personnel;

●

expenses incurred under agreements with contract research organizations (“CROs”), contract manufacturing organizations (“CMOs”) as well as consultants that support the implementation of our clinical and non-clinical studies;

●	manufacturing and packaging costs in connection with conducting clinical trials;
●	formulation, research and development expenses related to our TAEUS technology; and
●	costs for sponsored research.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of headcount and consulting costs, and marketing and tradeshow expenses. Currently, our marketing efforts are through our website and attendance of key industry meetings and conferences. In connection with the commercialization of our TAEUS applications, we are building a small sales and marketing team to train and support global ultrasound distributors, and expect to execute traditional marketing activities such as promotional materials, electronic media and participation in industry events and conferences. As of September 30, 2022, we had a full-time sales representative in each of the United Kingdom, France and Germany. We expect to continue actively adding to our sales representation and support headcount for operations in the EU in the coming quarters, and plan to begin staffing our sales efforts in the United States once we have obtained FDA approval for the sale of the NAFLD TAEUS device in that region.

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

Share-based Compensation

Our Omnibus Plan  permits the grant of stock options and other stock awards to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2022, the pool of shares issuable under the Omnibus Plan automatically increased by 1,622,848 shares from 7,461,228 shares to 9,084,076 shares. As of September 30, 2022, there were 1,078,350 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Results of Operations

Three months ended September 30, 2022 and 2021

Revenue

We had no revenue during the three months ended September 30, 2022 and 2021.

Cost of Goods Sold

We had no cost of goods sold during the three months ended September 30, 2022 and 2021.

Research and Development

Research and development expenses were $1,830,297 for the three months ended September 30, 2022, as compared to $1,173,319 for the three months ended September 30, 2021, an increase of $656,978, or 56%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses increased from the same period due to increased wage and related expenses.

Sales and Marketing

Sales and marketing expenses were $420,439 for the three months ended September 30, 2022, as compared to $275,565 for the three months ended September 30, 2021, an increase of $144,874, or 53%. The increase was primarily due to additional headcount and pre-selling activities for our TAEUS product line. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2022 were $1,166,480, compared to $1,201,851 for the three months ended September 30, 2021, a decrease of $35,371, or 3%. Our wage and related expenses for the three months ended September 30, 2022 were $479,228, compared to $517,831 for the three months ended September 30, 2021. Wage and related expenses in the three months ended September 30, 2022 included $67,932 for bonuses and $111,861 of stock compensation expense related to the issuance and vesting of options, compared to $44,652 for bonuses, $136,008 of stock compensation expense related to the issuance and vesting of options, for the three months ended September 30, 2021. Our professional fees, which include legal, audit, and investor relations, for the three months ended September 30, 2022 were $454,707, compared to $448,728 for the three months ended September 30, 2021.

Net Loss

As a result of the foregoing, for the three months ended September 30, 2022, we recorded a net loss of $3,440,227, compared to a net loss of $2,658,242 for the three months ended September 30, 2021.

Nine months ended September 30, 2022 and 2021

Revenue

We had no revenue during the nine months ended September 30, 2022 and 2021.

Cost of Goods Sold

We had no cost of goods sold during the nine months ended September 30, 2022 and 2021.

Research and Development

Research and development expenses were $4,890,879 for the nine months ended September 30, 2022, as compared to $4,059,730 for the nine months ended September 30, 2021, an increase of $831,149, or 20%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses increased from the same period due to increased wage and related expenses.

Sales and Marketing

Sales and marketing expenses were $1,102,381 for the nine months ended September 30, 2022, as compared to $693,263 for the nine months ended September 30, 2021, an increase of $409,118, or 59%. The increase was primarily due to additional headcount and pre-selling activities for our TAEUS product line. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the nine months ended September 30, 2022 were $3,850,918, compared to $3,673,771 for the nine months ended September 30, 2021, an increase of $177,147, or 5%. Our wage and related expenses for the nine months ended September 30, 2022 were $1,600,240, compared to $1,518,718 for the nine months ended September 30, 2021. Wage and related expenses in the nine months ended September 30, 2022 included $181,407 for bonuses and $312,636 of stock compensation expense related to the issuance and vesting of options, compared to $149,112 for bonuses and $366,799 of stock compensation expense related to the issuance and vesting of options, for the nine months ended September 30, 2021. Our professional fees, which include legal, audit, and investor relations, for the nine months ended September 30, 2022 were $1,503,816, compared to $1,526,874 for the nine months ended September 30, 2021.

Gain on Extinguishment of Debt

During the nine months ending September 30, 2021, we received notice that the U.S. SBA approved forgiveness of our loan received under the PPP in accordance with the terms and provisions of the PPP, and recorded a gain on extinguishment of debt of $308,600.

Net Loss

As a result of the foregoing, for the nine months ended September 30, 2022, we recorded a net loss of $9,889,496, compared to a net loss of $8,126,622 for the nine months ended September 30, 2021.

Near-Term Liquidity and Capital Resources

Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. As of September 30, 2022, we had an accumulated deficit of $78,580,306 and had $8,016,350 in cash. To date we have funded our operations through private and public sales of our securities and will need to raise additional funds in order to execute on our business plan, fully commercialize our TAEUS technology, and generate revenues.

As of the date of this Quarterly Report, we believe that our cash on hand will be sufficient to fund our current operations into the first half of 2023. We will need additional capital by such time to allow us to continue to execute our commercialization plans. We continue to evaluate and manage our capital needs to support our clinical, regulatory and operational activities, progress EU commercialization, and prepare for U.S. commercialization upon FDA approval of our NAFLD TAEUS device. We are considering potential financing options that may be available to us, including additional sales of our common stock through our June 2021 ATM Agreement; however, as of the date of this Quarterly Report, based on the market value of our public float, we are prevented from making additional sales under our shelf registration statement by General Instruction I.B.6 of Form S-3. Except for the June 2021 ATM Agreement, we have no commitments to obtain any additional funds, and there can be no assurance funds will be available in sufficient amounts or on acceptable terms. If we are unable to obtain sufficient additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The consolidated financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine months ended September 30, 2022, we incurred net losses of $9,889,496 and used cash in operations of $9,680,682. In light of our cash balance as of September 30, 2022, we will need to raise additional capital in order to fund operations through the next twelve months, and prior to any ability to fund operations from revenue generated from the sale of our products. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the nine months ended September 30, 2022, we used $9,680,682 of cash in operating activities primarily as a result of our net loss of $9,889,496, offset by share-based compensation of $909,069, depreciation expense of $64,532, amortization of right of use assets of $101,957, and net changes in operating assets and liabilities of $(866,744).

During the nine months ended September 30, 2021, we used $8,469,658 of cash in operating activities primarily as a result of our net loss of $8,126,622, offset by share-based compensation of $1,032,840, gain on extinguishment of debt of $308,600, depreciation expense of $94,977, amortization of right of use assets of $75,768, and net changes in operating assets and liabilities of $(1,238,016).

Investing Activities

During the nine months ended September 30, 2022, we used $164,014 in investing activities related to purchases of equipment.

During the nine months ended September 30, 2021, we used $45,000 in investing activities related to purchases of equipment.

Financing Activities

During the nine months ended September 30, 2022, our financing activities provided $8,399,512 in proceeds from issuances of common stock.

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

COVID-19 Pandemic

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

The notification has no immediate effect on the listing of the Company’s common stock. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company had a period of 180 calendar days from January 5, 2022, or until July 5, 2022, to regain compliance with the Minimum Bid Price Requirement. Prior to July 5, 2022, the Company applied for, and was provided, an additional 180-day period to regain compliance with the Minimum Bid Price Requirement. If at any time before January 1, 2023, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement. In the event that the Company is not able to cure the deficiency during the additional 180-day period, it may effect a reverse stock split in able to regain compliance with the Minimum Bid Price Requirement. On October 17, 2022, the Company distributed to stockholders and filed with the SEC a definitive proxy statement relating to a special meeting scheduled for November 29, 2022 at which stockholders will vote on a proposal to approve an amendment to the Company’s certificate of incorporation to effect, at the discretion of the Company’s board of directors, a reverse stock split of the Company’s common stock at a stock split ratio between 1-for-2 and 1-for-30, with the ultimate ratio to be determined by the board of directors in its sole discretion, and the implementation and timing of which shall be subject to the discretion of the board of directors.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2022, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of September 30, 2022: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

To remediate our internal control weaknesses, management intends to implement the following measures, as finances allow:

●

Adding sufficient accounting personnel or outside consultants to properly segregate duties and to effect a timely, accurate preparation of the financial statements. We currently engage a bookkeeping service provider to supplement our resources for accounting tasks, including preparation of financial statements and periodic reports filed with the SEC.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that could affect these controls during the nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On January 5, 2022, we received a notification letter from Nasdaq informing us that for 30 consecutive business days, the bid price of our common stock had closed below $1.00 per share. This notice had no immediate effect on our Nasdaq listing, and we had 180 calendar days from January 5, 2022, or until July 5, 2022, to regain compliance. Prior to July 5, 2022, the Company applied for, and was provided, an additional 180-day period, or until January 1, 2023, to regain compliance with the Bid Price Rule. In connection with the deficiency under the Bid Price Rule, the Company has scheduled a special meeting of stockholders on November 29, 2022 at which stockholders as of the record date will vote on a proposal to amend the Company’s certificate of incorporation to effect a reverse stock split of the Company’s common stock.

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

4.2	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 11, 2019)
4.3	Form of Warrant issued in December 2019 Series A Convertible Preferred Stock Offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 11, 2019)
4.4	Form of Warrant issued in December 2019 Series B Convertible Preferred Stock Offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 26, 2019)
4.5	Certificate of Designations of Series C Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 27, 2022)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

ENDRA LIFE SCIENCES INC.

Date: November 14, 2022	By:	/s/ Francois Michelon
Francois Michelon
Chief Executive Officer and Chairman (Principal Executive Officer)

ENDRA LIFE SCIENCES INC.

Date: November 14, 2022	By:	/s/ Irina Pestrikova
Irina Pestrikova
Senior Director, Finance (Principal Financial and Accounting Officer)

