Form 10-K
period 2022-12-31
ENDRA Life Sciences Inc.
filed 2023-03-16
CIK 1681682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

If securities are registered pursuant to Section this 2(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of "large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2022, was approximately $15,628,360 based on the closing sales price of the common stock on such date as reported on the Nasdaq Capital Market.

As of March 16, 2023, there were 3,169,103 shares of the registrant’s common stock outstanding.

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our limited commercial experience, limited cash and history of losses;

•	our ability to obtain adequate financing to fund our business operations in the future;

•	our ability to achieve profitability;

•	our ability to develop a commercially feasible application based on our Thermo-Acoustic Enhanced Ultrasound (“TAEUS”) technology;

•	market acceptance of our technology;

•	uncertainties associated with COVID-19 or future pandemics, including possible effects on our operations;

•	the effect of macroeconomic conditions on our business;

•	results of our human studies, which may be negative or inconclusive;

•	our ability to find and maintain development partners;

•	our reliance on third parties, collaborations, strategic alliances and licensing arrangements to complete our business strategy;

•	the amount and nature of competition in our industry;

•	our ability to protect our intellectual property;

•	potential changes in the healthcare industry or third-party reimbursement practices;

•

delays and changes in regulatory requirements, policy and guidelines, including potential delays in submitting required regulatory applications or other submissions with respect to U.S. Food and Drug Administration (“FDA”) or other regulatory agency approval;

•	our ability to maintain CE mark certification, and secure required FDA and other governmental approvals, for our TAEUS applications;

•	our ability to comply with regulation by various federal, state, local and foreign governmental agencies and to maintain necessary regulatory clearances or approvals;

•	our ability to maintain compliance with Nasdaq listing standards;

•	our dependence on our senior management team; and

•	the other risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of this Annual Report.

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

Risks Related to our Business

•	We have a history of operating losses, we may never achieve or maintain profitability, and we will need to raise significant additional capital if we are going to continue as a going concern.

•	Our efforts may never result in the successful development of commercial applications based on our TAEUS technology, on which our success is substantially dependent.

•	Our TAEUS platform applications may not achieve adequate market acceptance by the physicians, patients, third-party payors and others in the medical community.

•	The outbreak of COVID-19, or future pandemics, could adversely impact our business, including our pre-sales activities, clinical trials and ability to obtain regulatory approvals.

•	We may not remain commercially viable if there is an inadequate level of reimbursement by governmental programs and other third-party payors for our planned products or associated procedures.

•	We have limited resources and depend on third parties to design and manufacture, and seek regulatory approval of, our TAEUS applications.

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

•	Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

General Risk Factors

•	Our business is affected by macroeconomic conditions.

•	Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

•

The ongoing military action by Russia in Ukraine could have negative impact on the global economy, which could materially adversely affect our business, operations, operating results and financial condition.

•	Our business and operations are subject to risks related to climate change.

•	Our business could be negatively impacted by corporate social responsibility and sustainability matters.

PART I

As used in this Annual Report, unless the context otherwise requires, the terms “ENDRA,” “we,” “us,” “our,” and the “Company” refer to ENDRA Life Sciences Inc., a Delaware corporation, and its subsidiaries.

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

In 2010, we began marketing and selling our Nexus 128 system, which combined light-based thermoacoustics and ultrasound to address the imaging needs of researchers studying disease models in pre-clinical applications. Building on this expertise in thermoacoustics, we have developed a next-generation technology platform—Thermo Acoustic Enhanced Ultrasound, or TAEUSⓇ —which is intended to enhance the capability of clinical ultrasound technology and support the diagnosis and treatment of a number of significant medical conditions that currently require the use of expensive CT or MRI imaging or where imaging is not practical using existing technology. We ceased production, service support and parts for our Nexus 128 system in 2019 in order to focus our resources exclusively on the development of our TAEUS technology.

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

ENDRA uses suppliers of components, such as Blatek Industries, Inc. and Elite RF, LLC,  and contract manufacturers, such as Starfish Product Engineering, Inc., to assemble and test ENDRA's TAEUS® liver system for commercial sale.  Suppliers are vetted before engaging in work with ENDRA and reviewed annually, as part of ENDRA’s quality management system, to assure their performance meets ENDRA's needs.  ENDRA has implemented internal processes to monitor designs, inventory and supply of key components needed to manufacture its TAEUS® liver system.  ENDRA plans its production in accordance with anticipated market demand and availability and lead times of needed materials.

As described below, our first TAEUS platform application focuses on quantifying fat in the liver and stage progression of nonalcoholic fatty liver disease (“NAFLD”) which, untreated, can progress to Nonalcoholic Steatohepatitis (“NASH”), fibrosis, cirrhosis and liver cancer. In April 2016, we entered into a Collaborative Research Agreement with General Electric Company, acting through its GE Healthcare business unit and the GE Global Research Center (collectively, “GE Healthcare”), under which GE Healthcare has agreed to assist us in our efforts to commercialize this application. In November 2017, we contracted with the Centre for Imaging Technology Commercialization (“CIMTEC”) to initiate human studies, through Canada-based Robarts Research Institute, with our TAEUS device targeting NAFLD. In October 2018, we received an Investigational Testing Authorization (“ITA”) from Health Canada to commence the first human studies in healthy volunteers with our TAEUS clinical system targeting NAFLD, guiding our algorithm development, and comparing our technology to MRI. The feasibility study was conducted in collaboration with Robarts Research Institute in London, Ontario, Canada. We reported the completion and top-level findings of this study in September 2019. The data collected from the study, including additional usability inputs, was included in our TAEUS liver device technical file submission for device CE mark, which we received for our NAFLD TAEUS application in March 2020. ENDRA has eight current or completed clinical research partnerships with research hospitals in North America, Europe and Asia for the conduct of clinical studies comparing our TAEUS clinical system to MRI-Proton Density Fat Fraction (“MRI-PDFF”) in the measurement of liver fat. In June 2020, we completed a 510(k) Premarket Notification submission to the FDA for the NAFLD TAEUS application. Following meetings with the FDA in connection with its review of our application, we determined that the 510(k) pathway was not the optimal option due to the novel nature of our NAFLD TAEUS application and, in February 2022, announced that we would pursue the de novo pathway for FDA reclassification and clearance of our NAFLD TAEUS application.

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

While CT and MRI systems create high quality images, their use is not always practical. For example, the diagnosis and treatment of the estimated 1.8 billion people suffering from NAFLD requires ongoing surveillance of the patients’ livers to assess the progression of the disease and the efficacy of treatment. However, the use of CT and MRI systems to perform that surveillance is impractical for a number of reasons, including the high cost of the scan and the limited availability of CT and MRI systems. Patient exposure to the ionizing radiation generated by a CT system must be limited for safety reasons. Similarly, because of the strong magnetic field created by an MRI machine, patients with metal joint replacements or cardiac pacemakers may be limited for safety reasons in their use of an MRI system.

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

Ultrasound systems are more broadly available to patients than either CT or MRI systems. There are an estimated 1.6 million diagnostic ultrasound systems globally in use today. Ultrasound systems are relatively inexpensive compared to CT and MRI systems, with smaller portable ultrasound systems costing as little as $10,000 and new cart-based ultrasound systems costing between $75,000 and $200,000. Ultrasound systems are also more mobile than CT and MRI systems and many are designed to be moved by an operator from room to room, or closer to patients. Ultrasound technology does not present the same safety concerns as CT and MRI technology, since ultrasound does not emit ionizing radiation and ultrasound contrast agents are generally considered to be safe.

However, ultrasound’s imaging capabilities are more limited compared to CT and MRI technology. For example, ultrasound systems cannot measure tissue temperature during thermal ablation surgery or quantify fat to diagnose early-stage liver disease—instances where CT and MRI systems are used.

Ultrasound Market

The global diagnostic ultrasound device market size was valued at $7.3 billion in 2022 and is anticipated to expand at a CAGR of 4.07% from 2022 to 2030. There are an estimated 1.6 million  diagnostic ultrasound systems in global use in 2022. These numbers include both portable and cart-based ultrasound systems, and cover all types of diagnostic ultrasound procedures, including systems intended for cardiology, prenatal and abdominal use. We do not currently intend to address cart-based ultrasound systems focused on applications in prenatal care, nor certain portable ultrasound applications such as emergency room medicine, where we believe our TAEUS technology may not substantially impact patient care. Accordingly, we estimate our addressable market for one or more of our current or future TAEUS applications as approximately 700,000 ultrasound systems currently in use throughout the world.

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

Unmet Need

We believe that the limited availability of high-utility and cost-effective imaging technology represents a significant unmet medical need. We believe that expanding the capability of ultrasound technology to perform more of the imaging tasks presently available only on expensive CT and MRI systems will help to satisfy this unmet need.

Our Solutions

Our TAEUS technology uses a pulsed energy source—specifically, radio-frequency (“RF”) —to generate ultrasonic waves in tissue. These waves are then detected with ultrasound equipment and used to create high-contrast images and other forms of data using our proprietary algorithms. Unlike conventional ultrasound, which creates images based on the scattering properties of tissue, thermoacoustic imaging provides tissue absorption maps of the pulsed energy, similar to those generated by CT scans. Ultrasound is only utilized to transmit the absorption signal to the imaging system outside of the body.

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

•

Temperature Monitoring: Our TAEUS technology enables traditional ultrasound to visualize changes in tissue temperature, in real time. This capability would enable the use of TAEUS-enhanced ultrasound to guide thermoablative therapy, which uses heat or cold to affect tissue, such as in the treatment of cardiac atrial fibrillation, or removal of cancerous liver and kidney lesions, with greater accuracy, and perform cosmetology procedures such as lipolysis of abdominal fat.

•

Vascular Imaging: Our TAEUS technology has the potential to enable visualization of blood vessels from any angle, using only a saline solution contrasting agent, unlike Doppler ultrasound, which requires precise viewing angles. This capability would enable the use of TAEUS-enhanced ultrasound to assist in identifying arterial plaques or malformed vessels.

•

Tissue Perfusion: Our TAEUS technology has the potential to image blood flow at the capillary level in a region, organ or tissue. This capability could be used to assist physicians in characterizing abnormalities in tissue perfusion symptomatic of damaged tissue, such as internal bleeding from trauma, or diseased tissue, such as certain cancers.

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

Specialized Transducer:

A single channel “receive only” ultrasound transducer is specifically designed and optimized for thermoacoustic imaging. The transducer sub-system will detect thermoacoustic signals excited by the RF source within the liver. The transducer assembly includes electronics for signal amplification, digitization, and signal processing. The specialized transducer will work in concert with the conventional ultrasound probe used for liver imaging.

RF Applicator:

The RF applicator transmits pulses of energy, provided by the RF source, into tissue. The applicator is positioned in proximity to the target region for measurement.

Future TAEUS platforms are expected to provide two dimensional imaging with a transducer composed of multiple receive elements. The RF source and applicator would be similar to those in the first generation product but the multi-element transducer would allow for multiple applications including: reading tissue composition, temperature, vascular flow, tissue perfusion, and other potential applications. Ultimately, we expect our technology will be incorporated into conventional ultrasound systems and our business model will transition from producing stand-alone systems to licensing our technology, IP and specialized components to ultrasound OEMs. Existing ultrasound equipment already includes power supplies, computation, high speed electronics, and ultrasound transducers, which may be leveraged by our thermoacoustic imaging applications. The RF source and applicator are the principal hardware components that will be added to OEM ultrasound systems for the OEM fully integrated form of our product.

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

TAEUS System for the Early Assessment and Monitoring of Nonalcoholic Fatty Liver Disease, or NAFLD

Our first TAEUS platform application focuses on quantifying fat in the liver and stage progression of NAFLD which, untreated, can progress to NASH, fibrosis, cirrhosis and liver cancer. In 2022, over 2 billion people globally were estimated to be affected by NAFLD. The World Gastroenterology Organisation considers NAFLD/NASH a global pandemic affecting rich and poor countries alike. Obesity, hepatitis, and diabetes are leading contributors to the development of NAFLD.

Left untreated, an estimated 30% of NAFLD cases progress to NASH, a condition in which liver fat causes inflammation and decreased liver function, possibly resulting in fatigue, weight loss, muscle pain and abdominal pain. Excess liver fat remains a root cause of and key clinical concern for both NASH and NAFLD.

Approximately 25% of NASH cases progress to liver fibrosis, in which liver inflammation causes scar tissue which eventually prevents the liver from functioning properly. The scar tissue blocks the flow of blood through the liver and slows the processing of nutrients, hormones, drugs, and naturally produced toxins. It also slows the production of proteins and other substances made by the liver. Once a patient develops cirrhosis of the liver, the only life-saving therapy is a liver transplant. Additionally, cirrhosis patients may develop liver cancer. In January 2023, the American Cancer Society estimated that liver cancer kills over 700,000 people annually. Because of the increased incidence of obesity, hepatitis and diabetes throughout the world, NAFLD has become the most common chronic liver disease and an important cause of cirrhosis and liver cancer worldwide.

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

Billions of dollars are spent annually on the global diagnosis and treatment of NAFLD and related liver diseases. In the United States, annual direct medical costs for NAFLD were estimated in 2016 to be $103 billion, and in the Europe-4 countries (Germany, France, Italy, and United Kingdom), about €35 billion. Patients diagnosed with NAFLD and related liver diseases are typically treated with available therapies such as statins, insulin sensitizers and other compounds and are encouraged to adopt lifestyle changes to reduce their weight and improve their overall health.

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

A pipeline of 30+ pharmaceutical compounds targeting liver disease are in development by companies such as Viking Therapeutics, Inventiva, Madrigal Pharmaceuticals, Inc., Akero Therapeutics and Regeneron Pharmaceuticals. The pharmaceutical industry’s increased presence in the liver disease space represents a synergistic opportunity for ENDRA, as early detection of NAFLD could enable prescription of drug treatment at the most advantageous time for patients. The companies can also benefit from simpler, non-invasive measurements of biomarkers, such as liver fat, in the clinical stage. To this end, in March 2021 ENDRA announced a collaboration agreement with Hepion Pharmaceuticals to incorporate TAEUS as an add-on technology to support Hepion’s patient screening and biomarker measurements during its Phase 2b study of its lead drug candidate.

In April 2016, we entered into a Collaborative Research Agreement with General Electric Company, acting through its GE Healthcare business unit and the GE Global Research Center (collectively, “GE Healthcare”). Under the terms of the agreement, GE Healthcare has agreed to assist us in our efforts to commercialize our TAEUS technology for use in a fatty liver application by, among other things, providing equipment and technical advice, and facilitating introductions to GE Healthcare clinical ultrasound customers. In return for this assistance, we have agreed to afford GE Healthcare certain rights of first offer with respect to manufacturing and licensing rights for the target application. More specifically, we have agreed that, prior to commercially releasing our NAFLD TAEUS application, we will offer to negotiate an exclusive ultrasound manufacturer relationship with GE Healthcare for a period of at least one year of commercial sales. The commercial sales would involve, within our sole discretion, either our commercially selling GE Healthcare ultrasound systems as the exclusive ultrasound system with our TAEUS fatty liver application embedded, or GE Healthcare being the exclusive ultrasound manufacturer to sell ultrasound systems with our TAEUS fatty liver application embedded. The agreement with GE Healthcare does not prevent us from selling our TAEUS fatty liver application technology to distributors or directly to non-manufacturer purchasers. Additionally, the agreement provides that (1) prior to offering to license any of our TAEUS fatty liver application intellectual property to a third party, we will first offer to negotiate to license our TAEUS fatty liver application intellectual property to GE Healthcare and (2) prior to selling any equity interests to a healthcare device manufacturer, we must first offer to negotiate in good faith to sell such equity interests to GE Healthcare. The agreement is subject to termination by either party upon not less than 60 days’ notice. On December 16, 2022, we and GE Healthcare entered into an amendment to our agreement, extending its term to December 16, 2024.

In 2018, we received authorization to commence the first human studies in healthy volunteers with our TAEUS clinical system targeting NAFLD, guiding our algorithm development, and comparing our technology to MRI. The feasibility study was conducted in collaboration with the Robarts Research Institute in London, Canada. We reported the completion of this 50-subject study and top-level findings in September 2019. The data collected from the study, including additional usability inputs, was included in our TAEUS liver device technical file submission for device CE mark. Additionally, in 2019 we entered into clinical evaluation agreements with Rocky Vista University College of Osteopathic Medicine (RVUCOM) and the University of Pittsburgh Medical Center (UPMC) and in 2020 with the Medical College of Wisconsin (MCW), Universitätsmedizin der Johannes Gutenberg-Universität Mainz and Centre Hospitalier Universitaire d'Angers, France (CHU Angers).  In 2021 we established clinical evaluation agreements with Inselspital University Hospital in Bern, Switzerland, and King's College Hospital - London, in the United Kingdom. In 2022 we established a clinical collaboration with Shanghai General Hospital (China).  In 2022 we established a research collaboration agreement with Ludwig Maximilian University of Munich, Germany.

We received CE mark approval for our TAEUS FLIP (Fatty Liver Imaging Probe) system in March 2020, indicating that the TAEUS FLIP system complies with all applicable European Directives and Regulations in the European Union (“EU”) and other CE mark geographies, including the 27 EU member states. In support of our commercialization efforts in the EU, we have 4 sales representatives in France, the United Kingdom, and Germany and expect to expand marketing efforts into other CE markets as we grow. We actively attend various trade shows and clinical conferences across the UK and EU to drive our marketing presence amongst medical professionals that constitute our target market. We have also entered into agreements with clinical evaluation sites in Switzerland, Germany, UK and France to collect clinical evidence with the aim to underscore the clinical utility of the TAEUS device for assessing NAFLD.

We are pursuing FDA premarket clearance of our TAEUS FLIP system to enable sales in the United States. We submitted a 510(k) Premarket Notification application to the FDA in June 2020. Our submission happened to coincide with the onset of the COVID-19 pandemic, which strained the FDA’s resources, causing it to prioritize COVID-19 related work and resulting in a backlog of non-COVID-19 premarket files pending review. Following meetings with the FDA in connection with its review of our application, in February 2022 we determined that the 510(k) pathway was not the optimal option for our TAEUS FLIP system due to its novel nature and announced that we would pursue the de novo pathway for FDA reclassification and clearance of our NAFLD TAEUS application.

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

Thermoablation involves the use of heat or cold to remove malfunctioning or diseased tissue in surgical oncology, cardiology, neurology, gynecology, urology and cosmetology applications. Thermoablative technologies include RF, microwave, laser and cryogenic ablation. The global radiofrequency ablation devices market size was valued at $3.59 billion in 2021 and is expected to surpass $10.21 billion by 2030, representing a CAGR of 11% during the forecast period (2022- 2030).

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

As of December 31, 2022, we maintained a patent portfolio consisting of thirty-three (33) patents issued in the United States and twenty-three (23) issued patents in foreign jurisdictions, five (5) patent applications pending in the United States and thirty-one (31) patent applications pending in foreign jurisdictions relating to our technology. These patents and patent applications largely cover certain innovations relating to fat imaging, fat quantitation, and temperature monitoring in the liver and other tissues.

Each of our utility patents generally has a term of 20 years from its respective priority (earliest filing) date. Design patents have a term of 14 years from a respective filing date. Among our issued utility patents in the U.S., the first patent is set to expire in 2033 and the last patent is set to expire in 2041.

Sales and Marketing

In parallel to securing all necessary government marketing approvals, we have hired a small sales and marketing team to engage and support channel partners and clinical customers in primary geographic markets – initially in France, the UK, and Germany, expected to be followed in the U.S. after FDA approval. As we previously did with our Nexus 128 system, we also intend to partner with several geographically-focused independent medical device equipment distributors to market and sell our TAEUS applications in secondary markets. For instance, we have entered into a distribution agreement with a third-party covering future sales in Vietnam. We believe that these distributors have existing customer relationships, a strong knowledge of diagnostic imaging technology and the capabilities to support the installation, customer training and post-sale service of capital equipment and software.

We also intend to work with original equipment manufacturers, or OEMs, of capital medical equipment (e.g., ultrasound equipment and thermal ablation equipment) to sell our TAEUS technology alongside their own new systems and into their existing installed base systems. We believe that these OEMs will find our applications attractive as the applications could enable them to generate additional revenue from their installed systems - as they currently do with aftermarket accessory portfolios. We believe our relationship with GE Healthcare will facilitate this strategy.

Based on our design work and our understanding of the ultrasound accessory market, we intend to price our initial NAFLD TAEUS application at a price point approximating $35,000 to $55,000, which should enable clinical purchasers to recoup their investment in less than one year by performing a relatively small number of additional ultrasound procedures.

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

We also intend to offer a license for our TAEUS technology to OEMs, such as ultrasound and thermoablative capital equipment makers, for incorporation in their new capital equipment systems.

Engineering, Design and Manufacturing

Development of TAEUS Device

We contracted with StarFish Product Engineering, Inc. (“StarFish”), a medical device contract manufacturing company, to develop ENDRA’s prototype TAEUS device into a clinical product that met CE regulatory requirements required for commercial launch. We leveraged StarFish’s expertise for the preparation and submission of our CE Technical File documentation, submitted in December 2019, which enabled us to secure the CE Mark for the TAEUS liver application in March 2020. We also leveraged StarFish’s expertise for preparation of documentation for the 510(k) submission made to the FDA in June 2020. The relation with StarFish has expanded to include the contract manufacture of the TAEUS® liver system. As the contract manufacturer, StarFish sources components internally or via third party suppliers.

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

The first TAEUS application we intend to commercialize is our NAFLD TAEUS application. Our initial target market for this application is the European Union. For commercial reasons and to support our application for CE marking, we contracted with CIMTEC, a medical imaging research group, to conduct human studies through Canada-based Robarts Research Institute to demonstrate our NAFLD TAEUS application’s ability to distinguish fat from lean tissue. In September 2019, we announced the completion and reported top-level findings of Robarts Research Institute’s initial healthy subject study and data collection of 50 subjects, which was included in our TAEUS liver device technical file submission for device CE mark. We received CE mark approval for our NAFLD TAEUS application in March 2020. We have registered the product in each target EU market.

In May 2021, Regulation (EU)2017/745 on medical devices (the “Medical Device Regulation” or “MDR”) came into effect. The MDR amended the prior existing regulatory framework in the EU and imposes significant additional obligations on medical device-related companies. Changes imposed by the MDR include more restrictive requirements for clinical evidence and pre-market assessment of safety and performance, revised classifications to indicate risk levels, stricter requirements for third party testing by government accredited groups for some types of medical devices, and tightened and streamlined quality management system assessment procedures, including post marketing surveillance obligations. These new rules also impose additional requirements on our business, such as a requirement to conduct clinical trials to maintain our existing and obtain new or renewed conformity assessment certification for existing and new products. Also, the MDR provides for additional post-market surveillance obligations, and further requirements for the traceability of products, transparency, refined responsibilities for economic operators (including manufacturer, distributors and importers) as well as a tightened and more comprehensive quality management system.

In March 2020 we received a positive certification from a government-accredited group (“Notified Body”) for our NAFLD TAEUS application, enabling us to market this application in the EU with the necessary CE Mark. The certification, which has been issued under the then applicable framework of the Medical Device Directive but taking into consideration the transitionary provisions of the MDR, will expire in May 2024 and re-certification under the MDR will be required in order to continue marketing of the application in the EU. There is currently a significant lag for recertification of medical devices under the MDR, due to the requirement to have the competent Notified Bodies be re-designated for purposes of the MDR, as there is a shortage of available Notified Bodies that have already been re-designated for all the medical devices requiring (re-)certification. In light of this development, in February 2023, the European Parliament adopted a Regulation to amend the MDR transition period and to remove the sell-off provisions in the MDR. Specifically, through the newly adopted Regulation the validity of the CE certification for Class I, Class IIa and certain Class IIb devices (which includes ENDRA’s Class IIa device) has been extended until December 31, 2028, subject to certain conditions (including, among others, continued compliance with the MDR, no significant changes to design or intended purpose, a quality management system, and engagement with a Notified Body to obtain conformity assessment). ENDRA is working with its Notified Body to ensure a timely MDR CE Mark transition, while aligning to the extended transition deadline.

In June 2020, we submitted to the FDA our application under the Federal Food, Drug and Cosmetic Act (the “FD&C Act”) to sell our NAFLD TAEUS application in the United States. The application was submitted for clearance under Section 510(k) of the FD&C Act. Following meetings with the FDA in connection with its review of our application, we determined that the 510(k) pathway was not the optimal option due to the novel nature of our TAEUS system and, in February 2022, announced that we would pursue the de novo pathway for FDA approval of our NAFLD TAEUS application. We are currently in the process of preparing a submission for the classification of our NAFLD TAEUS application as a Class II device under a de novo review, which process is described below under “FDA Approval or Clearance of Medical Devices”. This de novo submission will include as support clinical data gathered from human studies comparing liver fat measurements by our TAEUS device to measurements by MRI-PDFF. We expect that the FDA’s grant of our initial de novo request will allow us to sell the NAFLD TAEUS application in the U.S. with general imaging claims. However, we will need to obtain additional FDA clearances to be able to make diagnostic claims for fatty tissue content determination. Accordingly, to support our commercialization efforts we expect that, following receipt of the FDA’s grant of our initial de novo request, we would submit one or more additional applications to the FDA, each of which would need to include additional clinical trial data, so that following receipt of the necessary clearances we may make those diagnostic claims. We believe these additional applications will be eligible for submission under Section 510(k) following the reclassification that would be established by the FDA’s grant of the anticipated de novo request for our NAFLD TAEUS device.

Regulation

European Union

The primary regulatory environment in Europe is the European Union, which consists of 27 member states encompassing most of the major countries in Europe. In the European Union, applications incorporating our TAEUS technology are regulated as Class IIa medical devices by the European Medicines Agency (the “EMA”) and the European Union Commission. As described above, our NAFLD TAEUS application has received, and we expect our future applications will need to receive, a CE mark from an appropriate Competent Authority or Notified Body, as the case may be, as a result of successful review of one or more submissions prepared by our contract engineering and manufacturer(s), so that such applications can be marketed and distributed within the European Economic Area. Each of our applications will be required to be regularly recertified for CE marking, which recertification may require an annual audit. The audit procedure, which will include on-site visits at our facility, and the contract manufacturer’s(s’) facility(ies), will require us to provide the contract manufacturer(s) with information and documentation concerning our quality management system and all applicable documents, policies, procedures, manuals, and other information.

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

We expect all of our products to be classified as, or subject to reclassification as, Class II medical devices and thus require FDA authorization prior to marketing by means of a 510(k) clearance or de novo request, rather than a PMA application.

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

In many instances, the 510(k) pathway for product marketing requires only non-clinical testing as proof of substantial equivalence to a lawfully marketed predicate device for a given indication. However, in some instances the FDA may require clinical studies to demonstrate substantial equivalence to the predicate device. Whether clinical data is provided or not, the FDA may decide to reject the substantial equivalence argument we present. If that happens, the device is automatically designated as a Class III device, unless the sponsor requests a risk-based classification determination for the device in accordance with the “de novo” process, which may determine that the new device is of low to moderate risk and that it can be appropriately be regulated as a Class I or II device. In the de novo process, the FDA must determine that general and special controls are sufficient to provide reasonable assurance of the safety and effectiveness of a device which has no predicate. Upon receipt of a de novo request, the FDA will conduct an acceptance review to assess the completeness of the application and whether its meets the minimum threshold of acceptability. If the de novo request is accepted for substantive review, the FDA will conduct a classification review of legally marketed device types and analyze whether an existing legally marketed device of the same type exists, which information is used to confirm the subject device is eligible for de novo classification. During the course of review, the FDA may address any issues through interactive review or send a formal request for additional information in order for the review to proceed. If a de novo request is granted, the device may be legally marketed, and a new classification is established. If the device is classified as Class II, the device may serve as a predicate for future 510(k) submissions. If the device is not approved through de novo review, then it must go through the standard PMA process for Class III devices, which generally requires extensive pre-clinical and clinical trial data and involves an inspection of the manufacturer’s facilities for compliance with quality system requirements as well as a review period during which an FDA advisory committee may be convened to review the application and make a recommendation to the FDA regarding its approval.

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

Clinical Trials of Medical Devices

Depending on the nature of the device, one or more clinical trials may be necessary to support a 510(k) submission and, potentially, for EU CE certification, as well as generally required for PMA applications. Clinical studies of unapproved or uncleared medical devices or devices being studied for uses for which they are not approved or cleared (investigational devices) must be conducted in compliance with FDA requirements (and/or, if conducted in another jurisdiction, the applicable laws and regulations of the jurisdiction in which the trial is conducted). If an investigational device could pose a significant risk to patients, the sponsor company must submit an investigational device exemption application to the FDA prior to initiation of the clinical study. An investigational device exemption application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device on humans and that the testing protocol is scientifically sound. The investigational device exemption will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. Clinical studies of investigational devices may not begin until an institutional review board has approved the study.

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

Post-Approval U.S. Regulation of Medical Devices

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•

the FDA’s Quality Systems Regulation (“QSR”), which governs, among other things, how manufacturers design, test, manufacture, exercise quality control over, and document manufacturing of their products;

•	labeling and claims regulations, which prohibit the promotion of products for unapproved or “off-label” uses and impose other restrictions on labeling; and

•	the Medical Device Reporting regulation, which requires reporting to the FDA of certain adverse experiences associated with use of the product.

Post-Approval EU Regulation of Medical Devices

Notwithstanding the certification and the CE marking on approved medical devices, economic operators such as the manufacturers, importers or distributors of our products are subject to certain ongoing and/or post marketing obligations. These include:

•	the manufacturer maintaining an authorized representative in the EU;

•	maintaining an appropriate system for obtaining, reviewing, assessing and appropriately collecting and registering reports from patients, users, distributors or healthcare professionals of suspected incidents, complaints, non-confirming products, recalls and/or withdrawals;

•	preparing and maintaining SOPs for product withdrawal, recall or other field safety corrective and preventive actions (“CAPA”) as well as maintaining a system to manage CAPA that ensures collection and evaluation of internal and external quality information, the identification of failure causes and the implementation of enduring corrective actions to eliminate failure causes and to prevent recurrence;

•	ensuring supply chain traceability and ensure proper quality monitoring of any distributors; and

•	regular (and, if required, ad hoc) reporting to the competent authorities in accordance with MDR.

Good Manufacturing Practices Requirements

Manufacturers of medical devices are required to comply with the good manufacturing practices set forth in the QSR promulgated under Section 520 of the FD&C Act. The QSR requires, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. The manufacturing facility for an approved product must be registered with the FDA and meet QSR requirements to the satisfaction of the FDA pursuant to a pre-PMA approval inspection before the facility can be used. Manufacturers, including third party contract manufacturers, are also subject to periodic inspections by the FDA and other authorities to assess compliance with applicable regulations. Failure to comply with statutory and regulatory requirements subjects a manufacturer to possible legal or regulatory action, including the seizure or recall of products, injunctions, consent decrees placing significant restrictions on or suspending manufacturing operations, and civil and criminal penalties. Adverse experiences with the product must be reported to the FDA and could result in the imposition of marketing restrictions through labeling changes or in product withdrawal. Product approvals or clearances may be withdrawn if compliance with regulatory requirements is not maintained or if problems concerning safety or efficacy of the product occur following the approval.

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

Other Regulations

We and our contractors also must comply with numerous federal, state and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and hazardous substance disposal. Furthermore, we are subject to various reporting requirements including those prescribed by the Affordable Care Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. We cannot be sure that we will not be required to incur significant costs to comply with these laws and regulations in the future or that these laws or regulations will not adversely affect our business, financial condition, and results of operations. Unanticipated changes in existing regulatory requirements or the adoption of new requirements could adversely affect our business, financial condition, and results of operations.

We will also become subject to regulations and product registration requirements in many foreign countries in which we may sell our products, including in the areas of product standards, packaging requirements, labeling requirements, import and export restrictions and tariff regulations, duties and tax requirements. Additionally, third parties designing, manufacturing or conducting human studies of our devices will be subject to local regulations, such as those of Health Canada. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for EMA or FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from EMA and FDA requirements.

Environmental

Our manufacturing processes involve the use, generation, and disposal of hazardous materials and wastes, including alcohol, adhesives, and cleaning materials. As such, we are subject to stringent federal, state, and local laws relating to the protection of the environment, including those governing the use, handling, and disposal of hazardous materials and wastes. Future environmental laws may require us to alter our manufacturing processes, thereby increasing our manufacturing costs. We believe that our products and manufacturing processes at our facilities comply in all material respects with applicable environmental laws. However, the risk of environmental liabilities cannot be completely eliminated.

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

Employees

As of December 31, 2022, we had 21 employees, all of whom are employed on a full-time basis. Thirteen full-time employees were engaged in research and development activities, four full-time employees were engaged in sales activities, two full-time employees were engaged in product assembly, and two full-time employees were engaged in administrative activities. Geographically, we employ fifteen people in the United States, three people in Canada, one person in France, one person in Germany and one person in the United Kingdom. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

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

We have limited commercial experience upon which investors may evaluate our prospects. We have only generated limited revenues to date and have a history of losses from operations. As of December 31, 2022, we had an accumulated deficit of $81.9 million. Our independent registered public accounting firm, in its report on our financial statements for the year ended December 31, 2022, has raised substantial doubt about our ability to continue as a going concern.

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

To date, we have financed our operations primarily through the net proceeds from offerings of common and preferred stock and convertible notes. We do not know when or if our operations will generate sufficient cash to fund our ongoing operations. Therefore, we will require additional capital in order to: (i) continue to conduct research and development activities; (ii) continue to conduct clinical studies; (iii) fund the costs of seeking regulatory approval of TAEUS applications; (iv) expand our sales and marketing infrastructure; (v) acquire complementary business technology or products; and (vi) respond to business opportunities, challenges, increased regulatory obligations or unforeseen circumstances. Our future funding requirements will depend on many factors, including, but not limited to:

•	the costs, timing and outcomes of regulatory reviews associated with our future products, including TAEUS applications;

•	the progress, timing, costs and outcomes of our clinical trials, including the ability to timely enroll patients in such clinical trials;

•	the costs and expenses of expanding our sales and marketing infrastructure;

•	the costs and timing of developing variations of our TAEUS applications and, if necessary, obtaining regulatory clearance of such variations;

•	the degree of success we experience in commercializing our products, particularly our TAEUS applications;

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

Public health crises, such as COVID-19, can adversely impact our business, including our pre-sales activities, clinical trials and ability to obtain regulatory approvals.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. For instance, the COVID-19 pandemic impacted our clinical trial activities by delaying patient enrollment and visits due to the prioritization of hospital resources toward the COVID-19 outbreak, travel restrictions, and the inability to access sites for initiation and monitoring. In addition, the COVID-19 pandemic had an effect on the business at the FDA and other health authorities by causing them to reallocate resources to addressing the pandemic, which resulted in delays of reviews and approvals of submissions such as that for our NAFLD TAEUS application. The level and nature of the disruption caused by COVID-19 and any other pandemic is unpredictable, may be cyclical and long-lasting and vary from location to location.

In addition to the foregoing effects, as a result of future COVID-19 outbreaks or other pandemics we have and may in the future experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

Even if not rising to the level of a global pandemic, the outbreak of illness locally at the location of our offices or clinical trials could have a material adverse impact on our operations and financial condition and results.

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

Since our success depends in large part on the medical and third-party payor community’s acceptance of our TAEUS applications, even if we receive regulatory approval for our applications, we believe that we will need to obtain additional clinical data from users of our applications to persuade medical professions to use our applications. We may also be required to conduct post-approval clinical testing to obtain such additional data. Clinical testing is expensive, can take a significant amount of time to complete and can have uncertain outcomes. Negative results of these clinical studies could have a material, adverse impact on our business.

We cannot be certain that results from limited animal and human studies of any of our TAEUS applications will be indicative of future studies or that any of our TAEUS applications will be successfully commercialized.

To successfully commercialize any application based on our TAEUS platform technology, we expect it will be necessary to conduct various pre-clinical and human studies to demonstrate that the product is safe and effective for human use. However, there can be no assurance that results from these studies are indicative of results that would be achieved in future animal studies or human clinical studies of this or any future TAEUS applications, which may be required in order for our applications incorporating our technology to obtain or maintain regulatory approval     . Even if clinical trials or other studies demonstrate the safety and effectiveness of any applications of our technology and the necessary regulatory approvals are obtained, the commercial success of any of such application will depend upon their acceptance by patients, the medical community, and third-party payers and on our partners’ ability to successfully manufacture and commercialize a device for such application.

Our limited commercial experience makes it difficult to evaluate our business, predict our future results or forecast our financial performance and growth.

We discontinued our initial pre-clinical Nexus 128 product in 2019 and our NAFLD TAEUS device has obtained CE mark approval but has not yet been fully commercialized. This limited commercial experience makes it difficult to evaluate our business, predict our future results or forecast our financial performance and growth. If our assumptions regarding the risks and uncertainties we face, which we use to plan our business, are incorrect or change due to circumstances in our business or our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We have formed, and may in the future form or seek, strategic alliances and collaborations or enter into licensing arrangements, and we may not realize the benefits of such alliances, collaborations or licensing arrangements.

In April 2016, we entered into a Collaborative Research Agreement with GE Healthcare, under which GE Healthcare has agreed to support our efforts to commercialize our TAEUS technology for use in an NAFLD application by, among other things, providing equipment and technical advice, and facilitating introductions to GE Healthcare clinical ultrasound customers. This agreement does not commit GE Healthcare to a long-term relationship and it may disengage with us at any time. This agreement has a term lasting until December 16, 2024 and is subject to termination by either party upon not less than 60 days’ notice. See the section of this Annual Report titled “TAEUS System for Early Assessment and Monitoring of Nonalcoholic Fatty Liver Disease, or NAFLD” under “Item 1. Business” for further description of this agreement.

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

We do not currently have, nor do we plan to acquire, the infrastructure or capability to design or manufacture our TAEUS applications. To support our design and manufacturing efforts, we have contracted StarFish Product Engineering, Inc., a medical device contract manufacturing company, rather than design or manufacture our TAEUS applications ourselves. We have limited control over the efforts and resources that these and any other third-party OEMs will devote to developing and manufacturing our TAEUS applications and their capabilities to serve our needs, including quality control, quality assurance and qualified personnel. In addition, for any future applications of our TAEUS technology we currently expect to depend on OEMs to acquire CE marks for the device or devices that they develop and manufacture which are necessary to permit marketing of those devices in the European Union followed by corresponding FDA approval.

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

As of December 31, 2022, we maintained a patent portfolio consisting of thirty-three (33) patents issued in the United States and twenty-three (23) issued patents in foreign jurisdictions, five (5) patent applications pending in the United States and thirty-one (31) patent applications pending in foreign jurisdictions relating to our technology. These patents and patent applications mostly cover certain innovations relating to fat imaging, fat quantitation, and temperature monitoring in the liver and other tissues.

Each of our utility patents generally has a term of 20 years from its respective priority (earliest filing) date. Design patents have a term of 14 years from a respective filing date. Among our issued utility patents in the United States, the first patent is set to expire in 2033 and the last patent is set to expire in 2041.

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

The European Union has revised its regulatory system for medical devices by implementing regulation (EU) 2017/745 on medical devices (“Medical Device Regulation” or “MDR”) and regulation (EU) 2017/746 on in vitro diagnostic medical devices. The MDR became effective on May 26, 2021 (the “Date of Application” or “DoA”). The changes to the regulatory system implemented by the MDR include stricter requirements for clinical evidence and pre-market assessment of safety and performance, refined classifications to indicate risk levels, requirements for third party testing by Notified Bodies, tightened and streamlined quality management system assessment procedures and additional requirements for the quality management system, additional requirements for traceability of products and transparency as well a refined responsibility of economic operators.

We are currently in a transitional period, where our existing certified products will be required to continue to comply with applicable medical device directives (including the Medical Devices Directive and the Active Implantable Medical Devices Directive) and with the Medical Device Regulation and to obtain CE mark certification in order to market medical devices. The CE mark is applied following approval from a Notified Body or declaration of conformity. It is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives or the MDR, as the case may be. CE mark approvals issued prior to May 26, 2021 will, subject to certain conditions (including, among others, continued compliance with the MDR, no significant changes to design or intended purpose, a quality management system, and engagement with a notified body to obtain conformity assessment), remain valid until December 31, 2028. In March 2020, we received CE mark approval for our TAEUS FLIP (Fatty Liver Imaging Probe) System. The CE marking indicates that TAEUS complies with all applicable regulations in the EU, and other CE mark geographies, including the 27 EU member states. We believe that future TAEUS applications will qualify for sale in the European Union as Class IIa medical devices. The MDR requires a clinical evaluation for all medical devices and clinical trials for selected medical devices to be (re-)certified under the rules of the MDR. Depending on the classification of our applications, future CE mark certifications or recertification of our applications may require additional clinical evaluations or trials, as the case may be.

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

Our NAFLD TAEUS device will be reviewed under a “de novo” process for a risk-based classification determination whether the device is of low to moderate risk and that it can be appropriately regulated as a Class II device and thereby eligible for 510(k) clearance. While the 510(k) pathway for product marketing typically requires only non-clinical testing proof of substantial equivalence to a lawfully marketed predicate device for a given indication, a de novo review is more likely to require clinical studies to support a reclassification to a lower risk class. Even with the clinical data we expect to provide with the de novo submission for our NAFLD TAEUS device, the FDA may decide to reject the request to classify the device into Class II. If that happens, the device will be regulated as a Class III device and we will be required to fulfill more rigorous PMA requirements. Thus, although at this time we do not anticipate that we will be required to do so, it is possible that our NAFLD TAEUS device may require approval by means of a PMA.

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

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. From January 1, 2022 through December 31, 2022, intra-day trading prices of shares of our common stock, on a Reverse Stock Split-adjusted basis (as discussed below in Item 7 under “Nasdaq Capital Market Listing and Reverse Stock Split”), on the Nasdaq Capital Market fluctuated from a low of $3.16 to a high of $15.80, and may continue to fluctuate significantly in the future. The stock market in general and the market for healthcare companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock.

Additionally securities of certain companies have experienced significant and extreme volatility in stock price due to a sudden increase in demand for stock resulting in aggregate short positions in the stock exceeding the number of shares available for purchase, forcing investors with short exposure to pay a premium to repurchase shares for delivery to share lenders. This is known as a “short squeeze.” These short squeezes have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share declines steadily as interest in those stocks abates. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that they will not be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

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

Although our common stock is traded on the Nasdaq Capital Market, the volume of trading has historically been limited. Our average daily trading volume of our shares from January 1, 2022 to December 31, 2022 was approximately 51,768 shares. Thinly traded stock can be more volatile than stock trading in a more active public market. While we have made efforts to increase trading in our stock, we cannot predict the extent to which an active public market for our common stock will develop or be sustained. Therefore, a holder of our common stock who wishes to sell his or her shares may not be able to do so immediately or at an acceptable price.

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

If we are unable to implement and maintain effective internal control over financial reporting, including by remediating current material weaknesses in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our securities may decrease and we may become subject to litigation or enforcement actions.

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

Currently, we have material weaknesses in our internal control over financial reporting and, as a result, we may not detect errors on a timely basis and our financial statements may be materially misstated. Specifically, we have insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting. We intend to improve our internal control over financial reporting; however, the process is time-consuming, costly and complicated. We are constrained in the improvements we are able to make due to our limited resources. Until our internal controls are improved our ability to maintain effective internal controls over financial reporting will be limited.

Until such time as we are no longer a smaller reporting company, our auditors will not be required to attest as to our internal control over financial reporting. If we continue to identify material weaknesses in our internal control over financial reporting, if we are unable to comply with the requirements of Section 404 in a timely manner, if we are unable to assert that our internal control over financial reporting is effective or, if required, if our independent registered public accounting firm is unable to attest that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could decrease. We could also become subject to stockholder or other third-party litigation as well as investigations by the stock exchange on which our securities are listed, the Securities and Exchange Commission (the “SEC”) or other regulatory authorities, which could require additional financial and management resources and could result in fines, trading suspensions or other remedies.

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

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our equity incentive plan and our at-the-market equity offering program, could result in dilution of the percentage ownership of our stockholders and could cause the price of our securities to fall.

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

Certain provisions of our Fourth Amended and Restated Certificate of Incorporation, as amended (our “Certificate of Incorporation”) and Amended and Restated Bylaws (our “Bylaws”) and applicable provisions of Delaware law may delay or discourage transactions involving an actual or potential change in control or change in our management, including transactions in which stockholders might otherwise receive a premium for their shares, or transactions that our stockholders might otherwise deem to be in their best interests. The provisions in our Certificate of Incorporation and Bylaws:

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

General Risk Factors

Our business is affected by macroeconomic conditions.

Various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and foreign currency exchange rates and overall economic conditions and uncertainties, including those resulting from the current and future conditions in the global financial markets. For instance, we experienced inflationary pressures in 2022 and expect such pressures to continue in 2023. Cost inflation, including increases in raw material prices, labor rates, and transportation costs may impact our profitability. Our ability to recover these cost increases through price increases is significantly limited by the process by which we are reimbursed for our products and services by government and private payers. The volatility of the capital markets could also affect the value of our investments and our ability to liquidate our investments in order to fund our operations.

Increasing interest rates and reduced access to capital markets could also adversely affect the ability of our suppliers, distributors, licensors, collaborators, contract manufacturers and other commercial partners to remain effective business partners or to remain in business. The loss of a critical business partner, or a failure to perform by a critical business partner, could have a disruptive effect on our business and could adversely affect our results of operations.

Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

We regularly maintain cash balances at third-party financial institutions in excess of the Federal Deposit Insurance Corporation insurance limit. Any failure of a depository institution to return these deposits on demand, or if a depository institution is subject to other adverse conditions in the financial or credit markets, could impact access to our invested cash or cash equivalents and could adversely impact our operating liquidity and financial performance.

The ongoing military action by Russia in Ukraine could have negative impact on the global economy, which could materially adversely affect our business, operations, operating results and financial condition.

In February 2022, Russian forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is possible. The impact to Ukraine as well as actions taken by other countries, including new and stricter sanctions imposed by Canada, the United Kingdom, the European Union, the United States and other countries and companies and organizations against officials, individuals, regions, and industries in Russia and Ukraine, and actions taken by Russia in response to such sanctions, and each country’s potential response to such sanctions, tensions, and military actions could adversely affect the global economy and financial markets and thus could affect our business, operations, operating results and financial condition as well as the price of our common stock and our ability to raise additional capital when needed on acceptable terms. The extent and duration of the military action, sanctions and resulting market disruptions, including supply chain disruptions, are impossible to predict, but could be substantial. Any such disruptions caused by Russian military action or resulting sanctions may magnify the impact of other risks described in this Annual Report on Form 10-K.

Our business and operations are subject to risks related to climate change.

The effects of global climate change present risks to our business. Natural disasters, extreme weather and other conditions caused by or related to climate change could adversely impact our supply chain, the courier delivery services we use, the availability and cost of raw materials and components, energy supply, transportation, or other inputs necessary for the operation of our business. Climate change and natural disasters could also result in physical damage to our facilities as well as those of our suppliers, health care providers and other business partners, which could cause disruption in our business and operations. Our facilities and our laboratory equipment would be costly to replace and could require substantial lead time to repair or replace. Although we believe we possess adequate insurance for the disruption of our business from causalities, such insurance may not be sufficient to cover all of our potential losses and may not continue to be available to us on acceptable terms, or at all.

Our business could be negatively impacted by corporate social responsibility and sustainability matters.

There has been an increased focus from investors, customers, employees and other stakeholders concerning corporate social responsibility and sustainability matters, including addressing climate change and diversity in company management, which may result in increases in our costs to operate our business or restrict certain aspects of our activities. The standards by which corporate social responsibility and sustainability efforts and related matters are measured are developing and evolving, and certain areas are subject to assumptions that could change over time and the extent and severity of climate change impacts are unknown. In addition, we could be criticized for the scope of such initiatives or goals or a lack of diversity on our board of directors or among our executive officers, or perceived as not acting responsibly in connection with these matters. Any such matters could have a material adverse impact on our future results of operations, financial position and cash flows.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our principal office is located at 3600 Green Court, Suite 350, Ann Arbor, Michigan 48105-1570. We previously leased approximately 3,950 square feet of office and light industrial/research space, which expanded to approximately 7,200 square feet effective May 1, 2021, under a lease that is due to expire in December 2025. The rent is $16,393 per month effective January 1, 2023, subject to moderate annual increases.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been listed on the Nasdaq Capital Market under the symbol “NDRA” since June 28, 2017 upon the separation of units sold in our initial public offering. Prior to that date, our common stock traded together with warrants issued in our initial public offering as units beginning on May 9, 2017. Our publicly traded warrants expired on May 12, 2022.

As of March 16, 2023, there were 22 holders of record of our common stock.

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

Overview

We are leveraging experience with pre-clinical enhanced ultrasound devices to develop technology for increasing the capabilities of clinical diagnostic ultrasound, to broaden patient access to the safe diagnosis and treatment of a number of significant medical conditions in circumstances where expensive X-ray CT and MRI technology, or other diagnostic technologies such as surgical biopsy, are unavailable or impractical. Building on our expertise in thermoacoustics, we have developed a next-generation technology platform—Thermo Acoustic Enhanced Ultrasound, or TAEUS—which is intended to enhance the capability of clinical ultrasound technology and support the diagnosis and treatment of a number of significant medical conditions that currently require the use of expensive CT or MRI imaging or where imaging is not practical using existing technology.

The first-generation TAEUS application is a standalone ultrasound accessory designed to cost-effectively quantify fat in the liver and stage progression of nonalcoholic fatty liver disease (“NAFLD”), which can otherwise only be achieved today with impractical surgical biopsies or MRI scans. Subsequent TAEUS offerings are expected to be implemented via a second generation hardware platform that can run multiple clinical software applications that we will offer TAEUS users for a one-time licensing fee—adding ongoing customer value to the TAEUS platform and a growing software revenue stream for our Company.

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

In June 2020, we submitted a 510(k) Application to the FDA for our TAEUS FLIP System. In February 2022, we announced that we will pursue FDA reclassification and clearance of our TAEUS® FLIP System through the FDA’s “de novo” process. We voluntarily withdrew our 510(k) application and plan to submit an application for de novo review, which will include additional clinical data, as soon as practicable in 2023.

Financial Operations Overview

Revenue

No revenue has been generated by our TAEUS technology, which we have not commercially sold as of December 31, 2022.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of headcount and consulting costs, and marketing and tradeshow expenses. Currently, our marketing efforts are through our website and attendance of key industry meetings and conferences. In connection with the commercialization of our TAEUS applications, we are building a small sales and marketing team to train and support global ultrasound distributors, and expect to execute traditional marketing activities such as promotional materials, electronic media and participation in industry events and conferences. As of December 31, 2022, we had a full-time sales representative in each of the United Kingdom, France and Germany. We expect to continue actively adding to our sales representation and support headcount for operations in the EU in the coming quarters, and plan to begin staffing our sales efforts in the United States once we have obtained FDA approval for the sale of the NAFLD TAEUS device in that region.

 General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as for accounting, consulting and legal services. We anticipate that our general and administrative expenses will increase in the future as we support our continued research and development activities, expand our sales and marketing operations, and continue as a public company. These increases would likely include increased costs related to the hiring of personnel, including compensation and employee-related expenses, including stock-based compensation, and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate continued costs associated with being a public company, including expenses related to services associated with maintaining compliance with The Nasdaq Capital Market and SEC requirements, directors and officers insurance, increased legal and accounting costs and investor relations costs.

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

Share-based Compensation

Our Omnibus Plan permits the grant of stock options and other stock awards to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2023, the pool of shares issuable under the Omnibus Plan automatically increased by 867,966 shares from 454,204 shares to 1,322,169 shares. As of December 31, 2022, there were 62,302 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Results of Operations

Years ended December 31, 2022 and 2021

Revenue

We had no revenue during the years ended December 31, 2022 and 2021.

Cost of Goods Sold

We had no cost of goods sold during the years ended December 31, 2022 and 2021.

Research and Development

Research and development expenses were $6,554,194 for the year ended December 31, 2022, as compared to $5,482,531 for the year ended December 31, 2021, an increase of $1,071,663, or 20%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses increased from the same period due to increased wage and related expenses.

Sales and Marketing

Sales and marketing expenses were $1,429,150 for the year ended December 31, 2022, as compared to $1,075,376 for the year ended December 31, 2021, an increase of $353,774, or 33%. The increase was primarily due to additional headcount and pre-selling activities for our TAEUS product line. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the year ended December 31, 2022 were $5,174,215, compared to $4,940,398 for the year ended December 31, 2021, an increase of $233,817, or 5%. Our wage and related expenses for the year ended December 31, 2022 were $2,123,291, compared to $1,966,666 for the year ended December 31, 2021. Wage and related expenses in the year ended December 31, 2022 included $259,339 for accrued bonuses and $416,508 of stock compensation expense related to the issuance and vesting of options, compared to $193,764 for bonuses and $497,947 of stock compensation expense related to the issuance and vesting of options, for the year ended December 31, 2021. Our professional fees, which include legal, audit, and investor relations, for the year ended December 31, 2022 were $2,047,964, compared to $2,050,351 for the year ended December 31, 2021.

Gain on Extinguishment of Debt

During the year ending December 31, 2021, we received notice that the U.S. SBA approved forgiveness of our loan received under the PPP in accordance with the terms and provisions of the PPP, and recorded a gain on extinguishment of debt of $308,600.

Net Loss

As a result of the foregoing, for the year ended December 31, 2022, we recorded a net loss of $13,179,092, compared to a net loss of $11,231,250 for the year ended December 31, 2021.

Near-Term Liquidity and Capital Resources

Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. As of December 31, 2022, we had an accumulated deficit of $81,869,902 and had $4,889,098 in cash. To date we have funded our operations through private and public sales of our securities and will need to raise additional funds in order to execute on our business plan, fully commercialize our TAEUS technology, and generate revenues.

We continue to evaluate and manage our capital needs to support our clinical, regulatory and operational activities, progress EU commercialization, and prepare for U.S. commercialization upon FDA approval of our NAFLD TAEUS device. We need additional capital to allow us to continue to execute our commercialization plans beyond the second quarter of 2023. We are considering potential financing options that may be available to us, including additional sales of our common stock through our At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, dated June 21, 2021 (the “June 2021 ATM Agreement”); however, as of the date of this Annual Report, based on the market value of our public float, we are prevented from making additional sales under our shelf registration statement by General Instruction I.B.6 of Form S-3. Except for the June 2021 ATM Agreement, we have no commitments to obtain any additional funds, and there can be no assurance funds will be available in sufficient amounts or on acceptable terms. If we are unable to obtain sufficient additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The consolidated financial statements included in this Form 10-K have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2022, we incurred net losses of $13,179,092 and used cash in operations of $12,769,371. In light of our cash balance as of December 31, 2022, we will need to raise additional capital in order to fund operations through the next twelve months, and prior to any ability to fund operations from revenue generated from the sale of our products. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the year ended December 31, 2022, we used $12,769,371 of cash in operating activities primarily as a result of our net loss of $13,179,092, offset by share-based compensation of $1,199,838, depreciation expense of $96,661, amortization of right of use assets of $137,597, fixed assets write-off of $1,391, and net changes in operating assets and liabilities of $(1,025,766).

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

Investing Activities

During the year ended December 31, 2022, we used $202,577 in investing activities related to purchases of equipment.

During the year ended December 31, 2021, we used $45,000 in investing activities related to purchases of equipment.

Financing Activities

During the year ended December 31, 2022, our financing activities provided $8,399,512 in proceeds from issuances of common stock.

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

Long-Term Liquidity

We have not completed the commercialization of any of our TAEUS technology platform applications. We expect to continue to incur significant expenses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	advance the engineering design and development of our NAFLD TAEUS application;
•	acquire parts and build finished goods inventory of the TAEUS FLIP system;
•	complete regulatory filings required for marketing approval of our NAFLD TAEUS application in the United States;
•	seek to hire a small internal marketing team to engage and support channel partners and clinical customers for our NAFLD TAEUS application;
•	expand marketing of our NAFLD TAEUS application;
•	advance development of our other TAEUS applications; and
•

add operational, financial and management information systems and personnel, including personnel to support our product development, planned commercialization efforts and our operation as a public company.

It is possible that we will not achieve the progress that we expect because the actual costs and timing of completing the development and regulatory approvals for a new medical device are difficult to predict and are subject to substantial risks and delays. We have no committed external sources of funds except for the June 2021 ATM Agreement, the use of which may be limited due to registration statement rules relating to public float. We do not expect that our existing cash will be sufficient for us to complete the commercialization of our NAFLD TAEUS application or to complete the development of any other TAEUS application and we will need to raise substantial additional capital for those purposes. As a result, we will need to finance our future cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the Risk Factors section of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Nasdaq Capital Market Listing and Reverse Stock Split

On January 5, 2022, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer met the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company had a period of 180 calendar days from January 5, 2022, or until July 5, 2022, to regain compliance with the Minimum Bid Price Requirement. Prior to July 5, 2022, the Company applied for, and was provided, an additional 180-day period to regain compliance with the Minimum Bid Price Requirement.

On October 17, 2022, the Company distributed to stockholders and filed with the SEC a definitive proxy statement relating to a special meeting scheduled for November 29, 2022 at which stockholders voted on a proposal to approve an amendment to the Company’s certificate of incorporation to effect, at the discretion of the Company’s board of directors, a reverse stock split of the Company’s common stock at a stock split ratio between 1-for-2 and 1-for-30, with the ultimate ratio to be determined by the board of directors in its sole discretion, and the implementation and timing of which shall be subject to the discretion of the board of directors (the “Reverse Split Proposal”). On November 29, 2022, the Company held a special meeting of stockholders at which the Company’s stockholders approved the Reverse Split Proposal. Following the special meeting, the board of directors determined to effect the reverse stock split at a ratio of 1-for-20.

On December 8, 2022, the Company filed a Certificate of Amendment (the “Certificate of Amendment”) to the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) with the Secretary of State of Delaware to effect a 1-for-20 reverse stock split of the shares of the Company’s Common Stock, effective as of December 9, 2022 (the “Reverse Stock Split”).

As a result of the Reverse Stock Split, every 20 shares of issued and outstanding Common Stock was automatically combined into one issued and outstanding share of Common Stock, without any change in the par value per share. No fractional shares were issued as a result of the Reverse Stock Split. Any fractional shares that would otherwise have resulted from the Reverse Stock Split were rounded up to the next whole number. The number of authorized shares of Common Stock under the Certificate of Incorporation remained unchanged at 80,000,000 shares.

Proportionate adjustments were made to the per share exercise price and the number of shares of Common Stock that may be purchased upon exercise of outstanding stock options granted by the Company and the number of shares of Common Stock reserved for future issuance under the Company’s 2016 Omnibus Incentive Plan. The Common Stock began trading on a reverse stock split-adjusted basis on The Nasdaq Capital Market on December 9, 2022.

As a result of the Reverse Stock Split, the Company regained compliance with the Minimum Bid Price Requirement.

Off-Balance Sheet Transactions

At December 31, 2022, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

ENDRA Life Sciences Inc.

December 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ENDRA Life Sciences Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ENDRA Life Sciences Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and schedules (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022 and 2021 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments.

We determined that there are no critical audit matters.

/s/ RBSM LLP

We have served as the Company’s auditor since 2015.

New York, NY

March 16, 2023

ENDRA Life Sciences Inc.

Consolidated Balance Sheets

	December 31,	December 31,
Assets	2022	2021
Current Assets
Cash	$4,889,098	$9,461,534
Prepaid expenses	992,875	1,348,003
Inventory	2,644,717	1,284,578
Total Current Assets	8,526,690	12,094,115
Non-Current Assets
Fixed assets, net	235,655	131,130
Right of use assets	505,816	643,413
Other assets	5,986	5,986
Total Assets	$9,274,147	$12,874,644

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,523,012	$1,411,437
Lease liabilities, current portion	152,228	132,330
Loans	28,484	-
Total Current Liabilities	1,703,724	1,543,767

Long Term Debt
Loans, long term	-	28,484
Lease liabilities	365,919	518,147
Total Long Term Debt	365,919	546,631

Total Liabilities	2,069,643	2,090,398

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized; 141,397 shares issued and outstanding	1	1
Series B Convertible Preferred Stock, $0.0001 par value; 1,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 3,169,103 and 2,127,725 shares issued and outstanding, respectively	317	212
Additional paid in capital	89,068,015	79,460,980
Stock payable	6,073	13,863
Accumulated deficit	(81,869,902)	(68,690,810)
Total Stockholders’ Equity	7,204,504	10,784,246
Total Liabilities and Stockholders’ Equity	$9,274,147	$12,874,644

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Operating Expenses
Research and development	$6,554,194	$5,482,531
Sales and marketing	1,429,150	1,075,376
General and administrative	5,174,215	4,940,398
Total operating expenses	13,157,559	11,498,305

Operating loss	(13,157,559)	(11,498,305)

Other Expenses
Gain on extinguishment of debt	-	308,600
Other income (expense)	(21,533)	(41,545)
Total other expenses	(21,533)	267,055

Loss from operations before income taxes	(13,179,092)	(11,231,250)

Provision for income taxes	-	-

Net Loss	$(13,179,092)	$(11,231,250)

Deemed dividend	-	(121,071)

Net Loss attributable to common stockholders	$(13,179,092)	$(11,352,321)

Net loss per share – basic and diluted	$(4.56)	$(5.55)

Weighted average common shares – basic and diluted	2,891,292	2,046,135

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.

Consolidated Statements of Stockholders’ Equity

Year Ended December 31, 2021	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2020	196.794	$1	-	$-	1,702,485	$170	$64,496,845	10,795	(57,338,489)	7,169,322
Series A Convertible Preferred Stock converted to common stock	(55.397)	-	-	-	3,394	-	-	-	-	-
Common stock issued for cash, net of funding costs	-	-	-	-	229,348	23	10,615,952	-	-	10,615,975
Common stock issued for warrant exercise	-	-	-	-	188,540	19	2,785,608	-	-	2,785,627
Common stock issued for option exercise	-	-	-	-	1,192	-	-	-	-	-
Fair value of vested stock options	-	-	-	-	-	-	1,334,112	-	-	1,334,112
Stock payable towards preference dividend	-	-	-	-	-	-	(3,068)	3,068	-	-
Common stock issued for services	-	-	-	-	1,626	-	74,000	-	-	74,000
Stock issued for RSU	-	-	-	-	1,141	-	36,460	-	-	36,460
Deemed dividend	-	-	-	-	-	-	121,071	-	(121,071)	-
Net loss	-	-	-	-	-	-	-	-	(11,231,250)	(11,231,250)
Balance as of December 31, 2021	141.397	$1	-	$-	2,127,726	$212	$79,460,980	$13,863	$(68,690,810)	10,784,246

Year Ended December 31, 2022	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Capital	Payable	Deficit	Equity
Balance as of December 31, 2021	141.397	$1	-	$-	2,127,726	$212	$79,460,980	13,863	(68,690,810)	10,784,246
Common stock issued for cash, net of funding costs	-	-	-	-	1,041,377	105	8,399,407	-	-	8,399,512
Fair value of vested stock options	-	-	-	-	-	-	1,199,838	-	-	1,199,838
Stock paid towards preference dividend	-	-	-	-	-	-	7,790	(7,790)	-	-
Net loss	-	-	-	-	-	-	-	-	(13,179,092)	(13,179,092)
Balance as of December 31, 2022	141.397	$1	-	$-	3,169,103	$317	$89,068,015	$6,073	$(81,869,902)	$7,204,504

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Cash Flows from Operating Activities
Net loss	$(13,179,092)	$(11,231,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96,661	116,238
Fixed assets write off	1,391	9,874
Stock compensation expense including common stock issued for RSUs	1,199,838	1,444,572
Amortization of right of use assets	137,597	108,177
Gain on extinguishment of debt	-	(308,600)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	355,128	(957,203)
Increase in inventory	(1,360,139)	(694,958)
Increase in accounts payable and accrued liabilities	111,575	491,104
Decrease in lease liability	(132,330)	(100,338)
Net cash used in operating activities	(12,769,371)	(11,122,384)

Cash Flows from Investing Activities
Purchases of fixed assets	(202,577)	(45,000)
Net cash used in investing activities	(202,577)	(45,000)

Cash Flows from Financing Activities
Proceeds from warrant exercise	-	2,785,627
Proceeds from issuance of common stock	8,399,512	10,615,975
Net cash provided by financing activities	8,399,512	13,401,602

Net increase (decrease) in cash	(4,572,436)	2,234,218

Cash, beginning of year	9,461,534	7,227,316

Cash, end of year	$4,889,098	$9,461,534

Supplemental disclosures of cash items
Interest paid	$59,113	$57,655
Income tax paid	$-	$-

Supplemental disclosures of non-cash items
Deemed dividend	$-	$121,071
Conversion of Series A Convertible Preferred Stock	$-	$(7)
Stock dividend payable	$7,790	$(3,068)
Right of use asset	$505,816	$643,413
Lease liability	$518,147	$650,477

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2022 and 2021

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

The extent to which COVID-19 impacts the Company’s business and financial results will depend on numerous evolving factors including, but not limited to: the magnitude and duration of COVID-19, the extent to which it continues impact worldwide macroeconomic conditions, the emergence of variants of the virus and effectiveness of vaccines, access to capital markets, and governmental and business reactions to the pandemic. The Company assessed certain accounting matters that generally require consideration of forecasted financial information in context with the information reasonably available to the Company and the unknown future impacts of COVID-19 as of December 31, 2022 and through the date of the filing of this Annual Report on Form 10-K. The accounting matters assessed included, but were not limited to, estimates related to the accounting for potential liabilities and accrued expenses, the assumptions utilized in valuing stock-based compensation issued for services, the realization of deferred tax assets, and assessments of impairment related to long-lived assets. The Company’s future assessment of the magnitude and duration of COVID-19, as well as other factors, could result in additional material impacts to the Company’s consolidated financial statements in future reporting periods.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of December 31, 2022 and 2021, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible.

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

Leases

Accounting Standards Update (“ASU”) No. 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. At December 31, 2022 and 2021 the Company recorded a right of use asset of $505,816 and $643,413, respectively. At December 31, 2022 and 2021 the Company recorded a lease liability of $518,147 and $650,477, respectively.

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the years ended December 31, 2022 and 2021, the Company incurred $6,554,194 and $5,482,531 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 410,358 and 392,425 potentially dilutive shares, which include outstanding common stock options, and warrants, as of December 31, 2022 and 2021, respectively.

	December 31, 2022	December 31, 2021
Options to purchase common stock	391,902	262,481
Warrants to purchase common stock	10,330	121,818
Shares issuable upon conversion of Series A Convertible Preferred Stock	8,126	8,126
Potential equivalent shares excluded	410,358	392,425

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

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC Topic 820 established a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

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

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other share-based awards to its employees, consultants and non-employee members of the board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2023, the pool of shares issuable under the Omnibus Plan automatically increased by 867,966 shares from 454,204 shares to 1,322,169 shares.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to December 31, 2022 of $81,869,902. The Company had working capital of $6,822,966 as of December 31, 2022. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern and will require additional financing to fund its future planned operations, including research and development and commercialization of its products. The accompanying financial statements for the year ended December 31, 2022 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of, or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

The Company considered recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 - Inventory

As of December 31, 2022 and 2021, inventory consisted of raw materials, subassemblies to be used in the assembly of TAEUS systems, and finished goods. As of December 31, 2022, the Company had no orders pending for the sale of a TAEUS system.

As of December 31, 2022 and 2021, the Company had inventory valued at $2,644,717 and $1,284,578, respectively.

Note 4 - Fixed Assets

As of December 31, 2022 and 2021, fixed assets consisted of the following:

	December 31, 2022	December 31, 2021
Property, leasehold and capitalized software	$738,720	$605,248
TAEUS development and testing	140,617	107,682
Accumulated depreciation	(643,682)	(581,800)
Fixed assets, net	$235,655	$131,130

Depreciation expense for the year ended December 31, 2022 and 2021 was $96,661 and $116,238, respectively.

Note 5 - Accounts Payable and Accrued Liabilities

As of December 31, 2022 and 2021, current liabilities consisted of the following:

	December 31, 2022	December 31, 2021
Accounts payable	$613,961	$791,052
Accrued payroll	60,638	101,459
Accrued bonuses	683,738	396,043
Accrued employee benefits	5,750	5,750
Insurance premium financing	158,925	117,133
Total	$1,523,012	$1,411,437

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

Toronto-Dominion Bank Loan

On April 27, 2020, the Company entered into a commitment loan with TD Bank under the Canadian Emergency Business Account, in the principal aggregate amount of CAD 40,000, due and payable upon the expiration of the initial term on December 31, 2022, which was later extended to December 31, 2023. This note bears interest on the unpaid balance at the rate of zero percent (0%) per annum during the initial term. Under this note no interest payments are due until January 1, 2024. Under the conditions of the loan, twenty-five percent (25%) of the loan will be forgiven if seventy-five percent (75%) is repaid prior to the initial term date.

Note 7 - Capital Stock

Reverse Stock Split

On December 7, 2022, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment (the “Certificate of Amendment”) to its certificate of incorporation, which Certificate of Amendment effectuated as of December 19, 2022 at 12:01 a.m. Eastern Time (the “Effective Time”) a reverse split of the Company’s common stock by a ratio of one-for-20 (the “Reverse Split”). All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the Reverse Split. No fractional shares were, or shall be, issued in connection with the Reverse Split. A stockholder who would otherwise be entitled to receive a fractional share of common stock is entitled to receive the fractional share rounded up to the next whole share. The Reverse Split did not change the number of shares of common or preferred stock that the Company is authorized to issue, or the par value of the Company’s common or preferred stock.

The Reverse Split resulted in a proportionate adjustment to the per share conversion or exercise price and the number of shares of common stock issuable upon the conversion or exercise of outstanding preferred stock, stock options and warrants, as well as the number of shares of common stock eligible for issuance under the Company’s 2016 Omnibus Incentive Plan.

Capital Stock

At December 31, 2022, the authorized capital of the Company consisted of 90,000,000 shares of capital stock, comprised of 80,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”), 1,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”), 100,000 shares of its preferred stock as Series C Preferred Stock, and the remainder of the 9,889,000 preferred shares remain authorized but undesignated.

As of December 31, 2022, there were 3,169,103 shares of common stock, 141.397 shares of Series A Preferred Stock, and no shares of Series B Preferred Stock or Series C Preferred Stock issued and outstanding, and a stock payable balance of $6,073.

On September 26, 2022, the board of directors declared a dividend of one one-thousandth of a share of Series C Preferred Stock for each outstanding share of the Company’s common stock and 1.359 shares of Series C Preferred Stock for each outstanding share of Series A Preferred Stock, to stockholders of record at 5:00 p.m. Eastern Time on October 7, 2022. Each whole share of Series C Preferred Stock (other than shares held by the Company’s directors and named executive officers) entitled the holder thereof to 1,000,000 votes on the proposal to adopt an amendment to the Company’s certificate of incorporation to reclassify the outstanding shares of common stock into a smaller number of shares of common stock. Shares of Series C Preferred Stock were eligible to vote at the special meeting of the Company’s stockholders held on November 29, 2022, at which the Company’s stockholders approved a reverse stock split of its common stock. All shares of Series C Preferred Stock were automatically redeemed in connection with the special meeting and no shares of Series C Preferred Stock remained outstanding as of December 31, 2022.

During the year ended December 31, 2022, the Company issued a total of 1,041,377 shares of its common stock in return for aggregate net proceeds of $8,399,512 under the June 2021 ATM Agreement (as described below).

During the year ended December 31, 2021, the Company issued a total of 425,241 shares of its common stock, as follows:

•	3,394 shares upon the conversion of 55.397 shares of its Series A Preferred Stock;
•	229,348 shares in return for aggregate net proceeds of $10,615,975 from sales of common stock;
•	178,395 shares upon warrant exercises for an aggregate exercise price of $2,785,627;
•	10,145 shares upon cashless warrant exercises;
•	1,192 shares upon cashless option exercise;
•	1,626 shares for services valued at $74,000; and
•	1,141 shares for RSUs valued at $36,460.

At-the-Market Equity Offering Program

On June 21, 2021, the Company entered into the At-The-Market Issuance Sales Agreement with Ascendiant (the “June 2021 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $20.0 million, from time to time, through an “at-the-market” equity offering program under which Ascendiant acts as sales agent. As of December 31, 2022, under the June 2021 ATM Agreement the Company has issued an aggregate of 1,064,634 shares of common stock in return for net proceeds of $9,216,618, resulting in approximately $286,289 of compensation paid to Ascendiant. During the year ended December 31, 2022, under the June 2021 ATM Agreement the Company issued an aggregate of 1,041,377 shares of common stock in return for net proceeds of $8,398,936, resulting in $260,776 of compensation paid to Ascendiant.

Note 8 - Common Stock Options and Restricted Stock Units (RSUs)

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the Omnibus Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the year ended December 31, 2022 was determined to be $919,915 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 74% to 99%, (ii) discount rate of 0%, (iii) zero expected dividend yield, (iv) risk free rate of 1.37% to 4.36%, and (v) expected life of 8-10 years. A summary of option activity under the Company’s Omnibus Plan as of December 31, 2022, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2021	262,481	$44.17	7.42
Granted	141,975	8.08	9.05
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(12,554)	-	-
Balance outstanding at December 31, 2022	391,902	$31.47	7.41
Exercisable at December 31, 2022	180,742	$41.21	5.69

Note 9 - Common Stock Warrants

The following table summarizes all stock warrant activity of the Company for the year ended December 31, 2022:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Balance outstanding at December 31, 2021	121,818	$110.80	0.58
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	(111,488)	118.86	-
Balance outstanding at December 31, 2022	10,330	$25.01	1.78
Exercisable at December 31, 2022	10,330	$25.01	1.78

Note 10 - Commitments and Contingencies

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at December 31, 2022 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 3.00 years.

As of December 31, 2022, the maturities of operating lease liabilities are as follows:

Operating Lease

2023	196,721
2024	202,624
2025 and beyond	202,624
Total	$601,969
Less: amount representing interest	(83,822)
Present value of future minimum lease payments	518,147
Less: current obligations under leases	(152,228)
Long-term lease obligations	$365,919

For the years ended December 31, 2022 and 2021, the Company incurred rent expenses of $213,912 and $178,620, respectively.

Employment and Consulting Agreements

Francois Michelon - The Company has an employment agreement with Francois Michelon, the Company’s Chief Executive Officer and Chairman of the board of directors, dated May 12, 2017 and amended on December 27, 2019.  Effective January 1, 2021, the Compensation Committee increased Mr. Michelon’s annual salary to $376,991 and, effective January 1, 2022, it increased Mr. Michelon’s annual salary to $423,000. Mr. Michelon is also eligible for an annual cash bonus based upon achievement of performance-based objectives established by the Board of Directors. Under the employment agreement, Mr. Michelon is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Upon termination without cause, any portion of Mr. Michelon’s option award scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the option award will automatically vest. Upon termination for any other reason, the entire unvested portion of the option award will terminate.

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

Michael Thornton - The Company has an employment agreement with Michael Thornton, the Company’s Chief Technology Officer, dated May 12, 2017 and on December 27, 2019. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. Effective January 1, 2021, the Compensation Committee increased Mr. Thornton’s annual salary to $289,963 and, effective January 1, 2022, it increased Mr. Thornton’s annual salary to $324,000. Under the employment agreement, Mr. Thornton is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Upon termination without cause, any portion of Mr. Thornton’s option award scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the option award will automatically vest. Upon termination for any other reason, the entire unvested portion of the option award will terminate.

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

Renaud Maloberti - The Company had an employment agreement with Renaud Maloberti, dated April 15, 2019, that provided for an annual base salary of $250,000 and eligibility for an annual cash bonus to be paid based on attainment of Company and individual performance objectives to be established by the Board of Directors. Effective January 1, 2021, the Compensation Committee increased Mr. Maloberti’s annual salary to $266,255.

On December 21, 2022, Mr. Maloberti notified the Company of his resignation as the Company’s Chief Commercial Officer, effective January 13, 2023.

Pursuant to his employment agreement, on April 28, 2019, Mr. Maloberti was granted stock options to purchase 35,000 shares of the Company’s common stock. The stock options have an exercise price of $1.04 per share, and vest in three equal annual installments beginning on the first anniversary of the grant date.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. As of December 31, 2022, there were no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

Note 11 - Income Taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets as of December 31, 2022 and 2021 are summarized below.

	2022	2021
Net operating loss carryforward	$(17,251,804)	$(14,200,629)
Stock based compensation	-	28,720
Fair value of options	311,958	346,869
Total deferred tax assets	(16,939,846)	(13,825,040)
Valuation allowance	$16,939,846	$13,825,040
Net deferred tax asset	$-	$-

In assessing the potential realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the Company attaining future taxable income during the periods in which those temporary differences become deductible. As of December 31, 2022 and 2021, management was unable to determine if it is more likely than not that the Company’s deferred tax assets will be realized, and has therefore recorded an appropriate valuation allowance against deferred tax assets at such dates.

The Company has not completed its evaluation of net operating loss (“NOL”) utilization limitations under Internal Revenue Code, as amended (the “Code”), Section 382/383, change of ownership rules. If the Company has had a change in ownership, the NOL’s would be limited as to the amount that could be utilized each year, or possibly eliminated, based on the Code, as amended.

No federal or state/local tax provision has been provided for the years ended December 31, 2022 and 2021 due to the losses incurred during such periods. Reconciled below is the difference between the income tax rate computed by applying the U.S. federal statutory rate and the effective tax rate for the years ended December 31, 2021 and 2020.

	2022	2021
U.S. federal statutory income tax	-21.00%	-21.00%
State tax, net of federal tax benefit	-5.80%	-5.80%
Stock based compensation	0.00%	0.00%
Change in valuation allowance	26.80%	26.80%
Effective tax rate	0.00%	0.00%

At December 31, 2022, the Company has available net operating loss carryforwards for federal and state income tax purposes of approximately $65.2 million, of which $16 million will begin to expire in 2028 through 2038.

ENDRA Life Sciences Canada Inc., the Company’s wholly-owned subsidiary which was incorporated in 2017, is subject to income taxes in the jurisdictions in which it operates, Canada, at a current rate of approximately 26.6 percent for 2022. Significant judgment is required in determining the provision for income tax. There are many transactions and calculations undertaken during the ordinary course of business for which the ultimate tax determination is uncertain. The Company recognizes liabilities for anticipated tax audit issues based on its current understanding of the tax law. Where the final tax outcome of these matters is different from the carrying amounts, such differences will impact the current and deferred tax provisions in the period in which such determination is made.

ENDRA Life Sciences Canada Inc.’s operations were not material for tax purposes as of December 31, 2022 and 2021 and therefore the entity had no significant impact on the year-end 2022 and 2021 tax provision. Generally, all expenses relating to research & development that are incurred in Canada are the responsibility and owned by the United States parent company, since it is the owner of all of the Company’s intangibles.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officers, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officers concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, as described below.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness as of December 31, 2022: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting. Because of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022.

Continuing Remediation Efforts

During the year ended December 31, 2022, the Company undertook the following remediation measures to correct the material weakness in its internal control over financial reporting:

•

hired a Senior Director of Operations in October 2022 to assist with implementing operating procedures and policies expected to improve the Company’s disclosure controls and procedures, including with respect to segregation of duties; and

•

engaged on a contract basis a controller with expertise in the area of proper controls and procedures. Although this controller subsequently resigned due to unforeseen circumstances beyond her control, the Company intends to again fill the position.

To remediate its internal control weakness, management intends to implement the following measures during 2023, as the Company’s financial means allow:

•	Add additional accounting personnel or outside consultants, such as a new controller, to properly segregate duties and to effect timely, accurate preparation of the financial statements; and

•	Complete the development of and maintain adequate written accounting policies and procedures.

As we are not an “accelerated filer” under SEC rules, we are not required to provide an auditor’s attestation of management’s assessment of internal control over financial reporting as of December 31, 2022.

Changes in Internal Control of Financial Reporting

During the quarter ended December 31, 2022, except as described above under “Continuing Remediation Efforts,” there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Francois Michelon	57	Chief Executive Officer and Chairman
Michael Thornton	54	Chief Technology Officer
Irina Pestrikova	37	Senior Director of Finance
Louis J. Basenese	45	Director
Anthony DiGiandomenico	56	Director
Michael Harsh	68	Director
Alexander Tokman	61	Director

Biographical information with respect to our executive officers and directors is provided below.  There are no family relationships between any of our executive officers or directors.

Francois Michelon joined ENDRA as Chief Executive Officer and Chairman of our board of directors in 2015. He has over 20 years of healthcare technology experience in general management, operations, strategy and marketing across the diagnostic imaging, surgical instrument and dental sectors.

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

Mr. Michelon’s extensive industry and executive experience and his intimate understanding of our business as our Chief Executive Officer position him well to serve as a member of our Board of Directors.

Michael Thornton joined ENDRA as Chief Technology Officer in 2007. Prior to that, Mr. Thornton was a founder and President of Enhanced Vision Systems Corp., or EVS, a developer and supplier of medical imaging equipment to the pharmaceutical, biotech, and academic sectors.

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

Irina Pestrikova joined ENDRA as Senior Director of Finance in June 2021. From 2014 to 2021, Ms. Pestrikova was the Director of Operations of Wells Compliance Group. Wells Compliance Group is a technology-based services firm supporting the financial reporting needs of publicly traded companies and privately held firms whose investor or shareholder base requires timely GAAP-compliant financial reporting. In her role as Director of Operations, Ms. Pestrikova provided accounting and bookkeeping services to a number of public companies, including ENDRA. Ms. Pestrikova has also been the Director of Finance & Operations of Atlas Bookkeeping, Inc., a provider of financial reporting, modeling and analysis, since 2020. She holds an MBA in Finance from Pepperdine University.

Louis J. Basenese, joined our Board of Directors in April 2020. Mr. Basenese is the President, Chief Market Strategist at Public Ventures, LLC, a registered broker-dealer, Member FINRA/SIPC. Previously, he was Founder and Chief Analyst of Disruptive Tech Research, LLC, an independent equity research and advisory firm focused exclusively on disruptive technology companies that has served the investment management community from June 2014 through September 2022. Since 2005, Mr. Basenese has also managed The Basenese Group, LLC, a consulting business focused on communications and business development for private and public small and microcap businesses.

Mr. Basenese holds an M.B.A. in Finance from the Crummer Graduate School of Business at Rollins College and a Bachelor of Arts from the University of Florida. He is also a former Series 7 and Series 66 license holder.

Mr. Basenese’s experience with investor relations and business development of technology-focused companies, as well as financing and strategic planning, provides him with the qualifications and skills necessary to serve as a member of our Board of Directors.

Anthony DiGiandomenico joined our Board of Directors in 2013. A co-founder of MDB Capital Group LLC, Mr. DiGiandomenico focuses on corporate finance and capital formation for growth-oriented companies. He has participated in all areas of corporate finance including private capital, public offerings, PIPEs, business consulting and strategic planning, and mergers and acquisitions.

Mr. DiGiandomenico has also worked on a wide range of transactions for growth-oriented companies in biotechnology, nutritional supplements, manufacturing and entertainment industries. Prior to forming MDB Capital Group LLC in 1997, Mr. DiGiandomenico served as President and CEO of the Digian Company, a real estate development company. Mr. DiGiandomenico has also served on the board of directors of Cue Biopharma, Inc., an immunotherapy company, and currently serves on the board of directors of Provention Bio, Inc. (Nasdaq: PRVB), a clinical-stage biopharmaceutical company.

Mr. DiGiandomenico holds an MBA from the Haas School of Business at the University of California, Berkeley and a BS in Finance from the University of Colorado.

Mr. DiGiandomenico’s financial expertise, general business acumen and significant executive leadership experience position him well to make valuable contributions to our Board of Directors.

Michael Harsh joined our Board of Directors in 2015. He is a Portfolio Executive for the National Institutes of Health (NIH) Rapid Acceleration of Diagnostics (RADx) COVID-19 Response Program and a co-founder and Chief Product Officer of Terapede Systems, a digital Xray startup that focuses on developing an ultra-high resolution medical flat panel X-ray detector. He co-founded Terapede in 2015. Prior to Terapede, Mr. Harsh had a 36-year career with General Electric (“GE”). He held numerous positions within GE and served as Vice President and Chief Technology Officer of GE Healthcare, a multi-billion dollar division of GE, where he led its global science and technology organization and research and development teams in diagnostics, healthcare IT and life sciences. In 2004, Mr. Harsh was named Global Technology Leader - Imaging Technologies at the GE Global Research Center, where he led the research for imaging technologies across the company as well as the research associated with computer visualization and superconducting systems.

Additionally, Mr. Harsh is a member of the boards of directors of Compute Health Acquisition Corp. (NYSE: CPUH), Imagion Biosystems (ASX: IBX.AX), and EmOpti, Inc., as well as a member of the Radiological Society of North America (RSNA), Research & Education Foundation Board of Trustees. He had previously served as a director for FloDesign Sonics until its acquisition by MilliporeSigma, a division of the Merck Group. He is also a McKinsey Senior Advisor and a consultant in the medical device industry.

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

Alexander Tokman joined our Board of Directors in 2008. He currently serves as a President of iUNU, a privately held AI/Computer Vision SaaS company and recently was a CEO-in-Residence at the Allen Institute for Artificial Intelligence (AI2), from 2019 to 2020. Mr. Tokman also serves as an independent board director for Izotropic Corporation (CSE: IZO), a company commercializing a dedicated breast CT imaging platform, and on the board of the American Academy of Thermography, a non-profit organization focused on bringing novel infrared imaging applications for disease diagnosis.

Mr. Tokman served as President, Chief Executive Officer, and a director of Microvision, Inc., a publicly traded laser beam scanning display and imaging company, from January 2006 to December 2017.

Previously, Mr. Tokman completed a 10+ year tenure as an executive with GE Healthcare, where he led several global businesses, the latest being its Global Molecular Imaging and Radiopharmacy multi-technology business unit, of which he was General Manager from 2003 to 2005.

Between 1995 and 2003, Mr. Tokman served in various leadership roles at GE Healthcare, where he led the definition and successful commercialization of several product segments, including PET/CT     .

Mr. Tokman is a certified Six Sigma and Design for Six Sigma (DFSS) Black Belt and Master Black Belt and as one of General Electric Company’s Six Sigma pioneers, he drove the quality culture change across GE Healthcare in the late 1990s. From 1989 to 1995, Mr. Tokman served as development programs lead and a head of Industry and Regional Development at Tracor Applied Sciences (BAE Systems). Mr. Tokman has both an MS and BS in Electrical Engineering from the University of Massachusetts, Dartmouth.

Mr. Tokman’s industry expertise and significant executive leadership and director experience position him well to make valuable contributions to our Board of Directors.

Board Independence

The Board of Directors has determined that each of Mr. Basenese, Mr. DiGiandomenico, Mr. Harsh and Mr. Tokman is an independent director within the meaning of the director independence standards of The Nasdaq Stock Market (“Nasdaq”). Furthermore, the Board has determined that all of the members of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are independent within the meaning of the director independence standards of Nasdaq and the rules of the SEC applicable to each such committee.

Committees

Audit Committee. Our Audit Committee consists of Mr. Basenese, Mr. DiGiandomenico, and Mr. Harsh. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of the Nasdaq director independence standards and applicable rules of the SEC for audit committee members. The Board of Directors has elected Mr. DiGiandomenico as Chairperson of the Audit Committee and has determined that he qualifies as an “audit committee financial expert” under the rules of the SEC. The Audit Committee is responsible for assisting the Board of Directors in fulfilling its oversight responsibilities with respect to financial reports and other financial information. The Audit Committee (1) reviews, monitors and reports to the Board of Directors on the adequacy of the Company’s financial reporting process and system of internal controls over financial reporting, (2) has the ultimate authority to select, evaluate and replace the independent auditor and is the ultimate authority to which the independent auditors are accountable, (3) in consultation with management, periodically reviews the adequacy of the Company’s disclosure controls and procedures and approves any significant changes thereto, (4) provides the audit committee report for inclusion in our proxy statement for our annual meeting of stockholders and (5) recommends, establishes and monitors procedures for the receipt, retention and treatment of complaints relating to accounting, internal accounting controls or auditing matters and the receipt of confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee met twice      in 2022 as well as acted by written consent.

Compensation Committee. Our Compensation Committee presently consists of Mr. Basenese, Mr. DiGiandomenico, Mr. Harsh and Mr. Tokman, each of whom is a non-employee director as defined in Rule 16b-3 of the Exchange Act. The Board has also determined that each member of the Compensation Committee is also an independent director within the meaning of Nasdaq’s director independence standards. Mr. Tokman serves as Chairperson of the Compensation Committee. Effective as of the 2022 Annual Meeting, Mr. Basenese will assume the Chairperson position. The Compensation Committee (1) discharges the responsibilities of the Board of Directors relating to the compensation of our directors and executive officers, (2) oversees the Company’s procedures for consideration and determination of executive and director compensation, and reviews and approves all executive compensation, and (3) administers and implements the Company’s incentive compensation plans and equity-based plans. The Compensation Committee did not meet separately from the board of directors in 2022 but acted by unanimous written consent.

Corporate Governance and Nominating Committee. Our Corporate Governance and Nominating Committee consists of Mr. Harsh and Mr. Tokman. The Board of Directors has determined that each member of the Corporate Governance and Nominating Committee is an independent director within the meaning of the Nasdaq director independence standards and applicable rules of the SEC. Mr. Harsh serves as Chairperson of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee (1) recommends to the Board of Directors persons to serve as members of the Board of Directors and as members of and chairpersons for the committees of the Board of Directors, (2) considers the recommendation of candidates to serve as directors submitted from the stockholders of the Company, (3) assists the Board of Directors in evaluating the performance of the Board of Directors and the Board committees, (4) advises the Board of Directors regarding the appropriate board leadership structure for the Company, (5) reviews and makes recommendations to the Board of Directors on corporate governance and (6) reviews the size and composition of the Board of Directors and recommends to the Board of Directors any changes it deems advisable. The Corporate Governance and Nominating Committee did not meet separately from the Board of Directors in 2022 but acted by written consent.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all such filings. Based solely on our review of the copies of the reports that we received and written representations that no other reports were required, we believe that our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements on a timely basis during 2022, except for one Form 4 for Michael Thornton related to a purchase of shares May 18, 2022, which was reported on May 23, 2022.

Code of Business Conduct and Ethics

We have in place a Code of Business Conduct and Ethics (the “Code of Ethics”) that applies to all of our directors, officers and employees. The Code of Ethics is designed to deter wrongdoing and to promote:

•	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	full, fair, accurate, timely and understandable disclosure in reports and documents that we file with, or submit to, the SEC and in other public communications that we make;

•	compliance with applicable governmental laws, rules and regulations;

•	the prompt internal reporting of violations of the Code of Ethics to an appropriate person identified in the Code of Ethics; and

•	accountability for adherence to the Code of Ethics.

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

The following table sets forth information concerning the compensation earned by the individual that served as our principal executive officer during 2022 and our two most highly compensated executive officers other than the individual who served as our principal executive officer during 2022 (collectively, the “named executive officers”):

2022 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Francois Michelon	2022	423,000	212,609	-	587	636,196
Chief Executive Officer	2021	374,035	812,391	137,605	587	1,324,618
Michael Thornton	2022	301,278	208,128	-	392	509,798
Chief Technology Officer	2021	286,168	812,391	72,582	392	1,171,533
Renaud Maloberti	2022	296,000	55,581	-	365	351,946
Former Chief Commercial Officer	2021	263,272	608,766	58,254	365	930,657

______________

(1)

The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see notes 2 and 8 to the financial statements included in Part II, Item 8 of this Annual Report. The shares underlying these option awards vest and become exercisable in three equal annual installments beginning on the first anniversary of their respective grant dates.

(2)	Represents insurance premiums paid by the Company with respect to life insurance for the benefit of the named executive officer.

Employment Agreements and Change of Control Arrangements

The following is a summary of the employment arrangements with our named executive officers.

Francois Michelon. Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Francois Michelon, our Chief Executive Officer and Chairman of the Board of Directors, which agreement was amended on December 27, 2019. Mr. Michelon’s employment with the Company is “at will” and may be terminated by him or the Company at any time and for any reason. Pursuant to the employment agreement, Mr. Michelon receives an annual base salary that is subject to adjustment at the Board of Directors’ discretion. Effective January 1, 2021, the Compensation Committee increased Mr. Michelon’s annual salary to $376,991 and, effective January 1, 2022, it increased Mr. Michelon’s annual salary to $423,000. Mr. Michelon is also eligible for an annual cash bonus based upon achievement of performance-based objectives established by the Board of Directors.

If Mr. Michelon’s employment is terminated by the Company without cause (as defined in the 2016 Plan) or if Mr. Michelon resigns for good reason (as defined in the employment agreement), Mr. Michelon will be entitled to receive, subject to his execution of a standard release agreement, 12 months’ continuation of his current base salary and a lump sum payment equal to 12 months of continued healthcare coverage (or 24 months’ continuation of his current base salary and a lump sum payment equal to 24 months of continued healthcare coverage if such termination occurs within one year following a change in control).

Under his employment agreement, Mr. Michelon is eligible to receive benefits that are substantially similar to those of the Company’s other senior executive officers.

Michael Thornton. Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Michael Thornton, our Chief Technology Officer, which agreement was amended on December 27, 2019. The employment agreement provides that Mr. Thornton’s employment with the Company is “at will” and may be terminated by him or the Company at any time and for any reason. Pursuant to the employment agreement, Mr. Thornton receives an annual base salary that is subject to adjustment at the Board of Directors’ discretion. Effective January 1, 2021, the Compensation Committee increased Mr. Thornton’s annual salary to $289,963 and, effective January 1, 2022, it increased Mr. Thornton’s annual salary to $324,000.

If Mr. Thornton’s employment is terminated by the Company without cause (as defined in the 2016 Plan) or if Mr. Thornton resigns for good reason (as defined in the employment agreement), Mr. Thornton will be entitled to receive, subject to his execution of a standard release agreement, 12 months’ continuation of his current base salary and a lump sum payment equal to 12 months of continued healthcare coverage (or 24 months’ continuation of his current base salary and a lump sum payment equal to 24 months of continued healthcare coverage if such termination occurs within one year following a change in control).

Under his employment agreement, Mr. Thornton is eligible to receive benefits that are substantially similar to those of the Company’s other senior executive officers.

Renaud Maloberti. On April 15, 2019, the Company entered into an employment agreement with Renaud Maloberti that provides for an annual base salary of $250,000 and eligibility for an annual cash bonus to be paid based on attainment of Company and individual performance objectives to be established by the Board of Directors. Effective January 1, 2021, the Compensation Committee increased Mr. Maloberti’s annual salary to $266,255 and, effective January 1, 2022, it increased Mr. Maloberti’s annual salary to $296,000. The employment agreement also provides for eligibility to receive benefits substantially similar to those of the Company’s other senior executive officers.

 On December 21, 2022, Renaud Maloberti notified the Company of his resignation as the Company’s Chief Commercial Officer, effective January 13, 2023.

Pursuant to his employment agreement, on May 28, 2019, Mr. Maloberti was granted stock options to purchase 1,750 shares of the Company’s common stock. The stock options have an exercise price of $20.80 per share, and vested in three equal annual installments beginning on the first anniversary of the grant date.

Additionally, our named executive officers are eligible to participate in our health and welfare programs and 401(k) plan, and other benefit programs on the same basis as other employees.

Outstanding Equity Awards at 2022 Fiscal Year End

The following table provides information regarding equity awards held by the named executive officers as of December 31, 2022. The number of securities underlying the equity awards and option exercise prices reflect the reverse stock split of our common stock at a ratio of 1-for-20, which was effective as of December 9, 2022.

	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Francois Michelon	15,366	-		100.00	5/12/25
Chief Executive Officer	1,598	-		91.00	5/12/25
	6,250	-		45.00	12/13/26
	30,600	-		18.00	12/11/29
	833	1,667	(1)	53.00	4/5/31
	-	15,000	(2)	53.00	4/5/31
	-	35,657	(3)	8.00	3/28/32
Michael Thornton	15,667	-		100.00	5/12/25
Chief Technology Officer	1,598	-		91.00	5/12/25
	6,250	-		45.00	12/13/26
	28,796	-		18.00	12/11/29
	833	1,667	(1)	53.00	4/5/31
	-	15,000	(2)	53.00	4/5/31
	-	34,906	(3)	8.00	3/28/32
Renaud Maloberti	1,750	-		21.00	5/28/29
Former Chief Commercial Officer	2,143	-		18.00	12/11/29
	667	333	(4)	35.00	1/24/30
	417	833	(1)	53.00	4/5/31
	-	7,500	(2)	53.00	4/5/31
	-	5,000	(2)	47.00	6/10/31
	-	9,322	(3)	8.00	3/28/32

(1)	Represents unvested portion of stock option award which vests in three equal annual installments beginning on April 5, 2022.
(2)

Represents unvested portion of stock option award which vests as follows: (i) 25% vests upon the Company’s earning $5 million or more of revenue with a gross margin of 10% or greater, (ii) 25% vests upon the Company’s earning $10 million or more of revenue with a gross margin of 35% or greater, (iii) 25% vests upon the Company’s earning $15 million or more of revenue with a gross margin of 40% or greater, and (iv) 25% vests upon the Company’s earning $20 million or more of revenue with a gross margin of 50% or greater.

(3)	Represents unvested portion of stock option award which vests in three equal annual installments beginning on March 28, 2023.
(4)	Represents unvested portion of stock option award which vests in three equal annual installments beginning on January 25, 2021.

Equity Compensation Plan Table

The following table presents information on the Company’s equity compensation plans as of December 31, 2022. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	402,232	(1)	$31.47	51,972	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	402,232		$31.47	51,972

_________________

(1)	Consists of outstanding stock options exercisable for shares of common stock issued under the 2016 Plan .

(2)

As of January 1, 2023, as a result of an automatic increase to the pool of shares available for issuance under the 2016 Plan on such date, the number of shares available for future issuance under the 2016 Plan was 919,937 shares.

Director Compensation

Effective April 9, 2020, the Company adopted a non-employee director compensation policy (the “Compensation Policy”) pursuant to which each of our non-employee directors receives, upon his or her initial election to the Board of Directors, a stock option exercisable for 2,500 shares of common stock with a per share exercise price equal to the closing price of the common stock on the Nasdaq on the grant date. All such stock options vest in three equal annual installments beginning on the one-year anniversary of the grant date. Under the Compensation Policy, on the first trading day of each calendar year, each non-employee director is awarded a stock option exercisable for 600 shares of common stock, with a per share exercise price equal to the closing price of the common stock on the Nasdaq on the grant date, which becomes exercisable on the first anniversary of its grant date. Additionally, pursuant to the Compensation Policy, each non-employee director is paid an annual cash retainer of $40,000, prorated for partial years of service and paid quarterly in arrears. Effective January 30, 2023, the Board of Directors adopted a revised Compensation Policy, pursuant to which each annual option grant will become exercisable in three equal annual installments beginning on the first anniversary of the grant date.

The following table sets forth information with respect to compensation earned by or awarded to each of our non-employee directors who served on the Board of Directors during the fiscal year ended December 31, 2022:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Louis Basenese	40,000	30,120	70,120
Anthony DiGiandomenico	40,000	40,502	80,502
Michael Harsh	40,000	40,552	80,552
Alexander Tokman	40,000	40,502	80,502

(1)

The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see Notes 2 and 8 to the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. The following table shows the number of shares subject to outstanding option awards held by each non-employee director as of December 31, 2022:

Name	Shares Subject to Outstanding Option Awards (#)
Louis Basenese	11,175
Anthony DiGiandomenico	16,401
Michael Harsh	16,426
Alexander Tokman	16,401

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following tables set forth certain information regarding beneficial ownership of our voting stock as of March 16, 2023 by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of any class of our voting stock;

•	each named executive officer included in the Summary Compensation Table below;

•	each of our directors;

•	each person nominated to become director; and

•	all executive officers, directors and nominees as a group.

Unless otherwise noted below, the address of each person listed in the tables is c/o ENDRA Life Sciences Inc. at 3600 Green Court, Suite 350, Ann Arbor, Michigan 48105. To our knowledge, each person listed below has sole voting and investment power over the shares shown as beneficially owned except to the extent jointly owned with spouses or otherwise noted below.

Beneficial ownership is determined in accordance with the rules of the SEC. The information does not necessarily indicate ownership for any other purpose. Under these rules, shares of stock which a person has the right to acquire (i.e., by the exercise of any option or warrant) within 60 days after March 16, 2023 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person. The applicable percentages of stock outstanding as of March 16, 2023 is based upon 3,169,103 shares of common stock and 141.397 shares of Series A Preferred Stock outstanding on that date.

Beneficial Ownership

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned	Shares of Series A Preferred Stock Beneficially Owned	Percentage of Series A Preferred Stock Beneficially Owned
Francois Michelon	72,333	(1)	2.2%	-	-
Michael Thornton	85,964	(2)	2.7%	-	-
Renaud Maloberti	8,913	(3)	*	-	-
Irina Pestrikova	2,208	(4)	*
Louis Basenese	9,896	(5)	*	-	-
Anthony DiGiandomenico	31,441	(6)	*	-	-
Michael Harsh	16,118	(7)	*	-	-
Alexander Tokman	20,483	(8)	*	-	-
All directors and executive officers as a group (8 persons)	247,356		7.4%	-	-
5% Stockholders				-	-
Michael Bryan, Sr.(9)	192,500		6.1%
Mark R. Busch(10)				17.488	12.4%
Donald Kendall(11)				106.421	75.3%
Juan R. Rivero(12)				17.488	12.4%

* Less than one percent.

(1) Consists of 4,860 shares of common stock, 67,366 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 16, 2023 and 107 shares of common stock issuable upon the exercise of restricted warrants.

(2) Consists of 19,139 shares of common stock, 65,613 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 16, 2023 and 1,212 shares of common stock issuable upon the exercise of restricted warrants.

(3) Consists of 79 shares of common stock and 8,834 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 16, 2023.

(4) Consists of 2,208 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 16, 2023.

(5) Consists of 2,454 shares of common stock and 7,442 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 16, 2023.

(6) Consists of 19,101 shares of common stock, 12,340 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 16, 2023 and 23,944 shares of common stock issuable upon the exercise of restricted warrants.

(7) Consists of 3,457 shares of common stock, 12,359 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 16, 2023 and 302 shares of common stock issuable upon the exercise of restricted warrants.

(8) Consists of 8,143 shares of common stock and 12,340 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 16, 2023.

(9) According to the Schedule 13G filed on March 10, 2023 by Michael Bryan, Sr., Mr. Bryan beneficially owns 192,500 shares of common stock. The address of Mr. Bryan is 51 Wentworth Rd., Rye, New Hampshire 03870.

(10) Shares jointly owned with spouse. Mr. Busch’s address is 300 S. Tryon St., Suite 1000, Charlotte, NC 28202.

(11) Mr. Kendall’s address is 2000 Edwards Street, Suite B-100, Houston, TX 77007. Shares jointly owned with spouse. Mr. Busch’s address is 300 S. Tryon St., Suite 1000, Charlotte, NC 28202.

(12) Mr. Rivero’s address is 14521 Jockey Circle, N. Davie, FL 33330.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policy for Review of Related Person Transactions

The Board of Directors has adopted a written policy with regard to related person transactions, which sets forth our procedures and standards for the review, approval or ratification of any transaction required to be reported in our filings with the SEC or in which one of our executive officers or directors has a direct or indirect material financial interest, with limited exceptions. Our policy is that the Corporate Governance and Nominating Committee shall review the material facts of all related person transactions (as defined in the related person transaction approval policy) and either approve or disapprove of the entry into any related person transaction. In the event that obtaining the advance approval of the Corporate Governance and Nominating Committee is not feasible, the Corporate Governance and Nominating Committee shall consider the related person transaction and, if the Corporate Governance and Nominating Committee determines it to be appropriate, may ratify the related person transaction. In determining whether to approve or ratify a related person transaction, the Corporate Governance and Nominating Committee will take into account, among other factors it deems appropriate, whether the related person transaction is on terms comparable to those available from an unaffiliated third-party under the same or similar circumstances and the extent of the related person's interest in the transaction.

Related Person Transactions

SEC regulations define the related person transactions that require disclosure to include any transaction, arrangement or relationship in which the amount involved exceeds the lesser of (a) $120,000 or (b) one percent of the average of the Company’s total assets at year-end for the last two completed fiscal years in which it was or is to be a participant and in which a related person had or will have a direct or indirect material interest. A related person is: (i) an executive officer, director or director nominee of the Company, (ii) a beneficial owner of more than 5% of any class of the Company’s voting securities, (iii) an immediate family member of an executive officer, director or director nominee or beneficial owner of more than 5% of any class of the Company’s voting securities, or (iv) any entity that is owned or controlled by any of the foregoing persons or in which any of the foregoing persons has a substantial ownership interest or control.

Since January 1, 2021, the Company has not participated in any such related party transaction.

Item 14. Principal Accountant Fees and Services

RBSM audited our financial statements for the year ended December 31, 2022. The following table sets forth the aggregate fees billed or expected to be billed by RBSM for audit and non-audit services in 2022 and 2021, including “out-of-pocket” expenses incurred in rendering these services. The nature of the services provided for each category is described following the table.

Fee Category	2022	2021
Audit Fees (1)	$146,000	$112,000
Audit-Related Fees	-	‒
Tax Fees (2)	$30,000	$15,000
Total	$176,000	$125,000

_________________

(1)	Audit fees include fees for professional services rendered for the audit of our annual statements, quarterly reviews, consents and assistance with and review of documents filed with the SEC.

(2)	Tax fees include fees (or, for 2022, estimated fees) for professional services rendered for tax compliance, tax advice and tax planning.

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

3. Exhibits

The following is a list of exhibits filed as part of this Annual Report:

Exhibit		Incorporated by Reference
Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company		8-K	3.2	05/12/17
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation		8-K	3.1	12/08/22
3.3	Amended and Restated Bylaws of the Company		S-1	3.4	12/06/16
4.1	Specimen Certificate representing shares of common stock of the Company		S-1	4.1	11/21/16
4.2	Form of Warrant Agreement and Warrant comprising a part of the Company’s units issued in its 2017 initial public offering		S-1	4.2	11/21/16
4.3	Form of Underwriters’ Warrant issued to certain designees of the underwriters in the Company’s 2017 initial public offering		S-1	4.3	11/21/16
4.5	Form of Underwriters’ Warrant issued to certain designees of the underwriters in the Company’s October 2018 offering		10-Q	4.6	11/05/18
4.7	Form of Warrant issued in July 2019 Private Placement		8-K	4.2	07/29/19
4.8	Certificate of Designations of Series A Convertible Preferred Stock		8-K	4.1	12/11/19
4.9	Form of Warrant issued in December 2019 Series A Convertible Preferred Stock Offering		8-K	4.2	12/11/19
4.10	Certificate of Designations of Series B Convertible Preferred Stock		8-K	4.1	12/26/19
4.11	Form of Warrant issued in December 2019 Series B Convertible Preferred Stock Offering		8-K	4.2	12/26/19
4.12	Certificate of Designations of Series C Preferred Stock		8-K	3.1	09/27/22
4.13	Description of Securities		10-K	4.12	03/30/22
10.1	ENDRA Life Sciences Inc. 2016 Omnibus Incentive Plan *		S-1	10.4	12/06/16
10.2	First Amendment to ENDRA Life Sciences Inc. 2016 Omnibus Incentive Plan*		DEF 14A	Appx. A	05/10/18
10.3	Form of Stock Option Award under 2016 Omnibus Incentive Plan*		S-1	10.5	12/06/16
10.4	Form of Restricted Stock Unit Award under 2016 Omnibus Incentive Plan*		S-1	10.6	12/06/16
10.5	Non-Employee Director Compensation Policy, effective April 9, 2020*		10-Q	10.2	08/14/20
10.6	Non-Employee Director Compensation Policy, effective January 30, 2023*	x
10.6	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers*		S-1	10.8	11/21/16
10.7	Amended and Restated Employment Agreement, dated May 12, 2017, by and between the Company and Francois Michelon*		8-K	10.1	05/12/17
10.8	First Amendment to Employment Agreement, dated December 27, 2019, by and between the Company and Francois Michelon*		8-K	10.1	12/27/19
10.9	Amended and Restated Employment Agreement, dated May 12, 2017, by and between the Company and Michael Thornton*		8-K	10.2	05/12/17

10.10	First Amendment to Employment Agreement, dated December 27, 2019, by and between the Company and Michael Thornton*	8-K	10.2	12/27/19
10.11	Collaborative Research Agreement, dated April 22, 2016, by and between the Company and General Electric Company	S-1	10.17	11/21/16
10.12	Amendment to Collaborative Research Agreement, dated April 21, 2017, by and between the Company and General Electric Company	S-1	10.21	05/03/17
10.13	Amendment 2 to Collaborative Research Agreement, dated January 30, 2018, by and between the Company and General Electric Company	8-K	10.1	01/30/18
10.14	Amendment 3 to Collaborative Research Agreement, dated January 13, 2020, by and between the Company and General Electric Company		8-K	10.1	01/15/20
10.15	Amendment 4 to Collaborative Research Agreement, dated December 16, 2020, by and between the Company and General Electric Company		8-K	10.1	12/21/20
10.16	Amendment 5 to Collaborative Research Agreement, dated December 16, 2022, by and between the Company and General Electric Company		8-K	10,1	12/19/22
10.17	Gross Lease, dated January 1, 2015, between the Company and Green Court LLC		S-1	10.18	11/21/16
10.18	Amendment to Gross Lease, dated October 10, 2017, by and between the Company and Green Court LLC		10-Q	10.2	05/15/18
10.19	Second Amendment to Lease, dated March 15, 2021, by and between the Company and Green Court LLC		10-K	10.18	03/25/21
10.20	Consulting Agreement, dated October 31, 2017, by and between the Company and StarFish Product Engineering, Inc.		10-K	10.16	03/20/18
10.21	Employment Agreement, dated April 20, 2019, by and between the Company and Renaud Maloberti*		10-Q	10.2	08/08/19
21.1	Subsidiaries of the Company		10-K	21.1	03/30/22
23.1	Consent of RBSM LLP, Independent Registered Public Accounting Firm (with respect to Form S-3)	x
23.2	Consent of RBSM LLP, Independent Registered Public Accounting Firm (with respect to Form S-8)	x
24.1	Power of Attorney (included on signature page)	x
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	x
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	x
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
101.INS	XBRL Instance Document	x
101.SCH	XBRL Taxonomy Schema	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase	x
101.LAB	XBRL Taxonomy Extension Label Linkbase	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	x

________________

* Indicates management compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDRA Life Sciences Inc.

Dated: March 16, 2023	By:	/s/ Francois Michelon
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

Signatures	Title	Date

/s/ Francois Michelon	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2023
Francois Michelon

/s/ Irina Pestrikova	Senior Director, Finance (Principal Financial and Accounting Officer)	March 16, 2023
Irina Pestrikova

/s/ Louis J. Basenese	Director	March 16, 2023
Louis J. Basenese

/s/ Anthony DiGiandomenico	Director	March 16, 2023
Anthony DiGiandomenico

/s/ Michael Harsh	Director	March 16, 2023
Michael Harsh

/s/ Alexander Tokman	Director	March 16, 2023
Alexander Tokman

