Form 10-Q
period 2023-03-31
ENDRA Life Sciences Inc.
filed 2023-05-15
CIK 1681682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

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

As of May 15, 2023, there were 7,481,603 shares of our common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENDRA Life Sciences Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
Assets	2023	2022
Current Assets	(Unaudited)
Cash	$2,355,251	$4,889,098
Prepaid expenses	428,529	490,299
Inventory	2,735,349	2,644,717
Total Current Assets	5,519,129	8,024,717
Non-Current Assets
Fixed assets, net	228,139	235,655
Right of use assets	469,290	505,816
Vendor advance	432,344	502,576
Other assets	5,986	5,986
Total Assets	$6,654,888	$9,274,147

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,645,749	$1,523,012
Lease liabilities, current portion	157,554	152,228
Loans	28,484	28,484
Total Current Liabilities	1,831,787	1,703,724

Long Term Debt
Lease liabilities	324,064	365,919
Total Long Term Debt	324,064	365,919

Total Liabilities	2,155,851	2,069,643

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized; 141.397 shares issued and outstanding	1	1
Common stock, $0.0001 par value; 80,000,000 shares authorized; 3,169,103 shares issued and outstanding	317	317
Additional paid in capital	89,307,675	89,068,015
Stock payable	3,692	6,073
Accumulated deficit	(84,812,648)	(81,869,902)
Total Stockholders’ Equity	4,499,037	7,204,504
Total Liabilities and Stockholders’ Equity	$6,654,888	$9,274,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Operating Expenses
Research and development	$1,391,314	$1,213,022
Sales and marketing	181,616	339,903
General and administrative	1,366,398	1,302,344
Total operating expenses	2,939,328	2,855,269

Operating loss	(2,939,328)	(2,855,269)

Other Expenses
Other income (expense)	(3,418)	(2,933)
Total other expenses	(3,418)	(2,933)

Loss from operations before income taxes	(2,942,746)	(2,858,202)

Provision for income taxes	-	-

Net Loss	$(2,942,746)	$(2,858,202)

Net loss per share – basic and diluted	$(0.93)	$(1.33)

Weighted average common shares – basic and diluted	3,169,103	2,152,711

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2022	Series A Convertible				Additional			Total
	Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2021	141.397	$1	2,127,726	$212	$79,460,980	13,863	(68,690,810)	10,784,246
Common stock issued for cash, net of funding costs	-	-	100,245	10	854,042	-	-	854,052
Fair value of vested stock options	-	-	-	-	288,537	-	-	288,537
Stock payable towards preference dividend	-	-	-	-	5,089	(5,089)	-	-
Net loss	-	-	-	-	-	-	(2,858,202)	(2,858,202)
Balance as of March 31, 2022	141.397	$1	2,227,971	$222	$80,608,648	$8,774	$(71,549,012)	9,068,633

Three Months Ended March 31, 2023	Series A Convertible				Additional			Total
	Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2022	141.397	$1	3,169,103	$317	$89,068,015	6,073	(81,869,902)	7,204,504
Fair value of vested stock options	-	-	-	-	237,279	-	-	237,279
Stock payable towards preference dividend	-	-	-	-	2,381	(2,381)	-	-
Net loss	-	-	-	-	-	-	(2,942,746)	(2,942,746)
Balance as of March 31, 2023	141.397	$1	3,169,103	$317	$89,307,675	$3,692	$(84,812,648)	$4,499,037

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(2,942,746)	$(2,858,202)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	34,516	19,038
Stock compensation expense including common stock issued for RSUs	237,279	288,537
Amortization of right of use assets	36,526	33,179
Changes in operating assets and liabilities:
Decrease in prepaid expenses	132,002	286,597
Increase in inventory	(90,632)	(645,680)
Increase in accounts payable and accrued liabilities	122,737	(190,597)
Decrease in lease liability	(36,529)	(31,742)
Net cash used in operating activities	(2,506,847)	(3,098,870)

Cash Flows from Investing Activities
Purchases of fixed assets	(27,000)	(89,353)
Net cash used in investing activities	(27,000)	(89,353)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	854,052
Net cash provided by financing activities	-	854,052

Net increase (decrease) in cash	(2,533,847)	(2,334,171)

Cash, beginning of period	4,889,098	9,461,534

Cash, end of period	$2,355,251	$7,127,363

Supplemental disclosures of cash items
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosures of non-cash items
Stock dividend payable	$2,381	$5,089
Right of use asset	$469,290	$610,234
Lease liability	$481,618	$618,735

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2023 and 2022

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

Certain reclassifications have been made to the 2021 consolidated financial statements in order to conform to the current period presentations. These classifications did not impact the net loss for period ended March 31, 2023.

Note 2 - Summary of Significant Accounting Policies

Reverse Stock Split

All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the Reverse Split (as defined and described under Note 7 below).

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in ENDRA Life Sciences Inc. annual financial statements for the twelve months ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of March 31, 2023 and December 31, 2022, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible. In light of the liquidity concerns in the banking system arising from the closure of Silicon Valley Bank and appointment of the Federal Deposit Insurance Corporation as receiver, the Company maintains cash deposits at multiple banks to mitigate the risk associated with a failure of any specific bank.

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

Leases

Accounting Standards Update (“ASU”) No. 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. As of March 31, 2023 and December 31, 2022, the Company recorded a right of use asset of $469,290 and $505,816, respectively. As of March 31, 2023 and December 31, 2022, the Company recorded a lease liability of $481,618 and $518,147, respectively.

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the three months ended March 31, 2023 and 2022, the Company incurred $1,391,314 and $1,213,022 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 665,104 and 410,358 potentially dilutive shares, which include outstanding common stock options, and warrants, as of March 31, 2023 and December 31, 2022, respectively.

	March 31, 2023	December 31, 2022
Options to purchase common stock	646,648	391,902
Warrants to purchase common stock	10,330	10,330
Shares issuable upon conversion of Series A Convertible Preferred Stock	8,126	8,126
Potential equivalent shares excluded	665,104	410,358

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

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other share-based awards to its employees, consultants and non-employee members of the board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2023, the pool of shares issuable under the Omnibus Plan automatically increased by 867,966 shares from 454,203 shares to 1,322,169 shares.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to March 31, 2023 of $84,812,648. The Company had working capital of $3,687,342 as of March 31, 2023. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern and will require additional financing to fund its future planned operations, including research and development and commercialization of its products. The accompanying financial statements for the three months ended March 31, 2023 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of, or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

The Company considered recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 - Inventory

As of March 31, 2023 and December 31, 2022, inventory consisted of raw materials, subassemblies to be used in the assembly of TAEUS systems, and finished goods. As of March 31, 2023, the Company had no orders pending for the sale of a TAEUS system.

As of March 31, 2023 and December 31, 2022, the Company had inventory valued at $2,735,349 and $2,644,717, respectively.

Note 4 - Fixed Assets

As of March 31, 2023 and December 31, 2022, fixed assets consisted of the following:

	March 31, 2023	December 31, 2022
Property, leasehold and capitalized software	$765,720	$738,720
TAEUS development and testing	140,617	140,617
Accumulated depreciation	(678,198)	(643,682)
Fixed assets, net	$228,139	$235,655

Depreciation expense for the three months ended March 31, 2023 and 2022 was $34,516 and $19,038, respectively.

Note 5 - Accounts Payable and Accrued Liabilities

As of March 31, 2023 and December 31, 2022, current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Accounts payable	524,027	$613,961
Accrued payroll	216,426	60,638
Accrued bonuses	815,794	683,738
Accrued employee benefits	5,750	5,750
Insurance premium financing	83,752	158,925
Total	$1,645,749	$1,523,012

Note 6 - Bank Loans

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

Capital Stock

As of March 31, 2023, the authorized capital of the Company consisted of 90,000,000 shares of capital stock, comprised of 80,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”), 1,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”), 100,000 shares of its preferred stock as Series C Preferred Stock, and the remainder of the 9,889,000 preferred shares remain authorized but undesignated.

As of March 31, 2023, there were 3,169,103 shares of common stock, 141,397 shares of Series A Preferred Stock, and no shares of Series B Preferred Stock or Series C Preferred Stock issued and outstanding, and a stock payable balance of $3,692.

During the three months ended March 31, 2022, the Company issued a total of 100,245 shares of its common stock in return for aggregate net proceeds of $854,052.

At-the-Market Equity Offering Program

On June 21, 2021, the Company entered into the At-The-Market Issuance Sales Agreement with Ascendiant (the “June 2021 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $20.0 million, from time to time, through an “at-the-market” equity offering program under which Ascendiant acts as sales agent. As of March 31, 2023, under the June 2021 ATM Agreement the Company has issued an aggregate of 1,064,634 shares of common stock in return for net proceeds of $9,216,618, resulting in approximately $286,289 of compensation paid to Ascendiant.

Note 8 - Common Stock Options

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the Omnibus Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the three months ended March 31, 2023 was determined to be $1,017,235 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 106% to 107%, (ii) discount rate of 0%, (iii) zero expected dividend yield, (iv) risk free rate of 3.68% to 3.93%, and (v) expected life of 10 years. A summary of option activity under the Company’s Omnibus Plan as of March 31, 2023, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2022	391,902	$31.47	7.41
Granted	273,878	4.02	9.84
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(19,131)	-	-
Balance outstanding at March 31, 2023	646,649	$19.69	8.18
Exercisable at March 31, 2023	234,763	$33.81	6.03

Note 9 - Common Stock Warrants

Warrant Conversions and Consent Solicitation

The following table summarizes all stock warrant activity of the Company for the three months ended March 31, 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Balance outstanding at December 31, 2022	10,330	$25.01	1.78
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding at March 31, 2023	10,330	$25.01	1.53
Exercisable at March 31, 2023	10,330	$25.01	1.53

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at March 31, 2023 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 2.75 years.

As of March 31, 2023, the maturities of operating lease liabilities are as follows:

Operating Lease

2023	147,541
2024	202,624
2025 and beyond	202,624
Total	$552,788
Less: amount representing interest	(71,171)
Present value of future minimum lease payments	481,618
Less: current obligations under leases	(157,554)
Long-term lease obligations	$324,064

For the three months ended March 31, 2023 and 2022, the Company incurred rent expenses of $53,809 and $52,763, respectively.

Employment Agreements

Francois Michelon - The Company has an employment agreement with Francois Michelon, the Company’s Chief Executive Officer and Chairman of the board of directors, dated May 12, 2017 and amended on December 27, 2019. Effective January 1, 2022, it increased Mr. Michelon’s annual salary to $423,000. Under the employment agreement, Mr. Michelon is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Upon termination without cause, any portion of Mr. Michelon’s option award granted pursuant to his employment agreement that is scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the option award will automatically vest. Upon termination for any other reason, the entire unvested portion of the option award will terminate.

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

Michael Thornton - The Company has an employment agreement with Michael Thornton, the Company’s Chief Technology Officer, dated May 12, 2017 and amended on December 27, 2019. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. Effective January 1, 2022, it increased Mr. Thornton’s annual salary to $324,000. Under the employment agreement, Mr. Thornton is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Upon termination without cause, any portion of Mr. Thornton’s option award granted pursuant to his employment agreement that is scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the option award will automatically vest. Upon termination for any other reason, the entire unvested portion of the option award will terminate.

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

On December 21, 2022, Mr. Maloberti notified the Company of his resignation as the Company’s Chief Commercial Officer, effective January 13, 2023.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. As of March 31, 2023, there were no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

Note 12 - Subsequent Events

On April 27, 2023, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Newbridge Securities Corporation (the “Underwriter”), relating to the issuance and sale (the “Offering”) of 3,750,000 shares of our common stock and warrants to purchase up to 1,875,000 shares of our common stock. The warrants were offered and sold at the rate of one warrant to purchase one share for every two shares of common stock purchased in the Offering. The public offering price for each set of two shares of common stock and accompanying warrant to purchase one share of common stock was $2.41 per set of securities, yielding an effective price of $1.20 per share and $0.01 per warrant. Under the terms of the Underwriting Agreement, the Company also granted to the Underwriter an option (the “Over-allotment Option”) to purchase up to an additional 562,500 shares of common stock and additional warrants to purchase 281,250 shares of common stock.

The Offering closed on May 2, 2023. The Company conducted the Offering pursuant to a Registration Statement on Form S-1 (File Nos. 333-271003 and 333-271483) (the “Registration Statement”), which was declared effective by the Securities and Exchange Commission (the “Commission”) on April 27, 2023. At the closing of the Offering, the Underwriter fully exercised the Over-allotment Option. The net proceeds to us from the Offering were approximately $4.5 million, after deducting underwriting discounts and commissions and other estimated offering expenses.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, the terms “we,” “us,” “our,” “ENDRA” and the “Company” refer to ENDRA Life Sciences Inc., a Delaware corporation, and its direct and indirect subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and related notes thereto in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Form 10-Q, including those regarding our strategies, prospects, financial condition, operations, costs, plans and objectives, are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals and product launches. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in, or implied by, the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our limited commercial experience, limited cash and history of losses; our ability to obtain adequate financing to fund our business operations in the future; our ability to achieve profitability; our ability to develop a commercially feasible application based on our Thermo-Acoustic Enhanced Ultrasound (“TAEUS”) technology; market acceptance of our technology; uncertainties associated with COVID-19 or coronavirus, including its possible effects on our operations; results of our human studies, which may be negative or inconclusive; our ability to find and maintain development partners; our reliance on collaborations and strategic alliances and licensing arrangements; the amount and nature of competition in our industry; our ability to protect our intellectual property; potential changes in the healthcare industry or third-party reimbursement practices; delays and changes in regulatory requirements, policy and guidelines including potential delays in submitting required regulatory applications for Food and Drug Administration (“FDA”) approval; our ability to obtain and maintain CE mark certification and secure required FDA and other governmental approvals for our TAEUS applications; our ability to comply with regulation by various federal, state, local and foreign governmental agencies and to maintain necessary regulatory clearances or approvals; and the other risks and uncertainties described in the Risk Factors section of our Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 16, 2023, and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Overview

We are developing a next-generation enhanced ultrasound devices to develop technology for increasing the capabilities of clinical diagnostic ultrasound, to broaden patient access to the safe diagnosis and treatment of a number of significant medical conditions in circumstances where expensive X-ray CT and MRI technology, or other diagnostic technologies such as surgical biopsy, are unavailable or impractical. Building on our expertise in thermoacoustics, we have developed a next-generation technology platform-Thermo Acoustic Enhanced Ultrasound, or TAEUS-which is intended to enhance the capability of clinical ultrasound technology and support the diagnosis and treatment of a number of significant medical conditions that currently require the use of expensive CT or MRI imaging or where imaging is not practical using existing technology.

The first-generation TAEUS application is a standalone ultrasound accessory designed to cost-effectively quantify fat in the liver and stage progression of nonalcoholic fatty liver disease (“NAFLD”), which can otherwise only be achieved today with impractical surgical biopsies or MRI scans. Subsequent TAEUS offerings are expected to be implemented via a second generation hardware platform that can run multiple clinical software applications that we will offer TAEUS users for a one-time licensing fee-adding ongoing customer value to the TAEUS platform and a growing software revenue stream for our Company.

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

Financial Operations Overview

Revenue

No revenue has been generated by our TAEUS technology, which we have not commercially sold as of March 31, 2023.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of headcount and consulting costs, and marketing and tradeshow expenses. Currently, our marketing efforts are through our website and attendance of key industry meetings and conferences. In connection with the commercialization of our TAEUS applications, we are building a small sales and marketing team to train and support global ultrasound distributors, and expect to execute traditional marketing activities such as promotional materials, electronic media and participation in industry events and conferences. As of March 31, 2023, we had a full-time sales representative in each of the United Kingdom, France and Germany. We expect to continue actively adding to our sales representation and support headcount for operations in the EU in the coming quarters, and plan to begin staffing our sales efforts in the United States once we have obtained FDA approval for the sale of the NAFLD TAEUS device in that region, in each case as our financial resources permit.

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

Share-based Compensation

Our Omnibus Plan permits the grant of stock options and other stock awards to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2023, the pool of shares issuable under the Omnibus Plan automatically increased by 867,966 shares from 454,203 shares to 1,322,169 shares. As of March 31, 2023, there were 675,521 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Results of Operations

Three months ended March 31, 2023 and 2022

Revenue

We had no revenue during the three months ended March 31, 2023 and 2022.

Cost of Goods Sold

We had no cost of goods sold during the three months ended March 31, 2023 and 2022.

Research and Development

Research and development expenses were $1,391,314 for the three months ended March 31, 2023, as compared to $1,213,022 for the three months ended March 31, 2022, an increase of $178,292, or 15%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses increased from the same period due to increased wage and related expenses.

Sales and Marketing

Sales and marketing expenses were $181,616 for the three months ended March 31, 2023, as compared to $339,903 for the three months ended March 31, 2022, a decrease of $158,287, or 47%. The costs include primarily headcount and pre-selling activities for our TAEUS product line. Sales and marketing expenses decreased due to the departure of our Chief Commercial Officer. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2023 were $1,366,398, compared to $1,302,344 for the three months ended March 31, 2022, an increase of $64,054, or 5%. Our wage and related expenses for the three months ended March 31, 2023 were $611,819, compared to $551,312 for the three months ended March 31, 2022. Wage and related expenses in the three months ended March 31, 2023 included $67,932 for accrued bonuses and $77,865 of stock compensation expense related to the issuance and vesting of options, compared to $45,543 for bonuses and $88,956 of stock compensation expense related to the issuance and vesting of options, for the three months ended March 31, 2022. Our professional fees, which include legal, audit, and investor relations, for the three months ended March 31, 2023 were $520,637, compared to $503,494 for the three months ended March 31, 2022.

Net Loss

As a result of the foregoing, for the three months ended March 31, 2023, we recorded a net loss of $2,942,746, compared to a net loss of $2,858,202 for the three months ended March 31, 2022.

Near-Term Liquidity and Capital Resources

Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. As of March 31, 2023, we had an accumulated deficit of $84,812,648 and had $2,355,251 in cash. To date we have funded our operations through private and public sales of our securities and will need to raise additional funds in order to execute on our business plan, fully commercialize our TAEUS technology, and generate revenues.

We continue to evaluate and manage our capital needs to support our clinical, regulatory and operational activities, progress EU commercialization, and prepare for U.S. commercialization upon FDA approval of our NAFLD TAEUS device. In April 2023, we completed a public underwritten offering of 4,312,500 shares of our common stock and warrants to purchase an aggregate 2,156,250 shares of our common stock for aggregate net proceeds of $4.7 million. However, we except that we will need additional capital to allow us to continue to execute our commercialization plans beyond the fourth quarter of 2023. We are considering potential financing options that may be available to us such as additional sales of our common stock, including through our At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, dated June 21, 2021 (the “June 2021 ATM Agreement”). Except for the June 2021 ATM Agreement, we have no commitments to obtain any additional funds, and there can be no assurance funds will be available in sufficient amounts or on acceptable terms. If we are unable to obtain sufficient additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The consolidated financial statements included in this Form 10-Q  have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three months ended March 31, 2023, we incurred net losses of $2,942,746 and used cash in operations of $2,506,847. In light of our cash balance as of March 31, 2023, and taking into account net proceeds from our underwritten offering of common stock and warrants in April 2023, we will need to raise additional capital in order to fund operations through the next twelve months, and prior to any ability to fund operations from revenue generated from the sale of our products. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the three months ended March 31, 2023, we used $2,506,847 of cash in operating activities primarily as a result of our net loss of $2,942,746, offset by share-based compensation of $237,279, depreciation expense of $34,516, amortization of right of use assets of $36,526, and net changes in operating assets and liabilities of $127,578.

During the three months ended March 31, 2022, we used $3,098,870 of cash in operating activities primarily as a result of our net loss of $2,858,202, offset by share-based compensation of $288,537, depreciation expense of $19,038, amortization of right of use assets of $33,179, and net changes in operating assets and liabilities of $(581,422).

Investing Activities

During the three months ended March 31, 2023, we used $27,000 in investing activities related to purchases of fixed assets.

During the three months ended March 31, 2022, we used $89,353 in investing activities related to purchases of fixed assets

Financing Activities

During the three months ended March 31, 2023, there were no financing activities.

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

It is possible that we will not achieve the progress that we expect because the actual costs and timing of completing the development and regulatory approvals for a new medical device are difficult to predict and are subject to substantial risks and delays. We have no committed external sources of funds except for the June 2021 ATM Agreement, the use of which may be limited due to registration statement rules relating to public float. We do not expect that our existing cash will be sufficient for us to complete the commercialization of our NAFLD TAEUS application or to complete the development of any other TAEUS application and we will need to raise substantial additional capital for those purposes. As a result, we will need to finance our future cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2022. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Until we can generate a sufficient amount of revenue from our TAEUS platform applications, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. As described below, the COVID-19 pandemic has impacted our business operations to some extent and is expected to continue to do so and, in light of the effect of such pandemic on financial markets, these impacts may include reduced access to capital. Additionally, a recession or other unfavorable market conditions, including economic slowdowns, recessions, inflation, instability in the banking system, rising interest rates and tightening of credit markets, the conflict in Ukraine or otherwise, may limit our access to capital. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts or perhaps even cease the operation of our business. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or applications or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Off-Balance Sheet Transactions

At March 31, 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2023, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of March 31, 2023: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

To remediate the material weakness, management intends to implement the following measures during 2023, as the Company’s financial means allow:

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that could affect these controls during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the Securities and Exchange Commission on March 16, 2023. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

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
3.2

Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 18, 2020)

3.3

Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-214724), as amended, originally filed on November 21, 2016)

4.1

Specimen Certificate representing shares of common stock of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-214724), as amended, originally filed on November 21, 2016)

4.2	Certificate of Designations of Series A Convertible Preferred Stock (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 11, 2019)
4.3	Form of Warrant issued in December 2019 Series A Convertible Preferred Stock Offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 11, 2019)
4.4	Form of Warrant issued in December 2019 Series B Convertible Preferred Stock Offering (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 26, 2019)
4.5	Form of Warrant issued in April 2023 Underwritten Public Offering (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1/A filed on April 18, 2023)
4.6	Form of Underwriter's Warrant issued in April 2023 Underwritten Public Offering (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1/A filed on April 18, 2023)
4.7	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1/A filed on April 18, 2023)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

ENDRA LIFE SCIENCES INC.

Date: May 15, 2023	By:	/s/ Francois Michelon
Francois Michelon
Chief Executive Officer and Chairman (Principal Executive Officer)

ENDRA LIFE SCIENCES INC.

Date: May 15, 2023	By:	/s/ Irina Pestrikova
Irina Pestrikova
Senior Director, Finance (Principal Financial and Accounting Officer)

