Form 10-Q
period 2023-06-30
ENDRA Life Sciences Inc.
filed 2023-08-14
CIK 1681682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

As of August 14, 2023, there were 7,481,603 shares of our common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENDRA Life Sciences Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
Assets	2023	2022
Current Assets	(Unaudited)
Cash	$4,819,459	$4,889,098
Prepaid expenses	506,914	490,299
Inventory	2,757,633	2,644,717
Total Current Assets	8,084,006	8,024,114
Non-Current Assets
Fixed assets, net	192,874	235,655
Right of use assets	431,842	505,816
Prepaid expenses, long term	530,068	502,576
Other assets	5,986	5,986
Total Assets	$9,244,776	$9,274,147

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,841,562	$1,523,012
Lease liabilities, current portion	163,013	152,228
Loans	28,484	28,484
Total Current Liabilities	2,033,059	1,703,724

Long Term Debt
Lease liabilities	281,154	365,919
Total Long Term Debt	281,154	365,919

Total Liabilities	2,314,213	2,069,643

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized; 141.397 shares issued and outstanding	1	1
Series B Convertible Preferred Stock, $0.0001 par value; 1,000 shares authorized; no shares issued and outstanding	-	-
Series C Convertible Preferred Stock, $0.0001 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 7,481,603 and 3,169,103 shares issued and outstanding, respectively	748	317
Additional paid in capital	94,297,167	89,068,015
Stock payable	2,427	6,073
Accumulated deficit	(87,369,780)	(81,869,902)
Total Stockholders’ Equity	6,930,563	7,204,504
Total Liabilities and Stockholders’ Equity	$9,244,776	$9,274,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2023	2022	2023	2022
Operating Expenses
Research and development	$1,400,182	$1,847,560	$2,791,496	$3,060,582
Sales and marketing	247,773	342,039	429,389	681,942
General and administrative	1,346,610	1,382,094	2,713,008	2,684,438
Total operating expenses	2,994,565	3,571,693	5,933,893	6,426,962

Operating loss	(2,994,565)	(3,571,693)	(5,933,893)	(6,426,962)

Other Expenses
Other income (expense)	437,433	(19,374)	434,015	(22,307)
Total other expenses	437,433	(19,374)	434,015	(22,307)

Loss from operations before income taxes	(2,557,132)	(3,591,067)	(5,499,878)	(6,449,269)

Provision for income taxes	-	-	-	-

Net Loss	$(2,557,132)	$(3,591,067)	$(5,499,878)	$(6,449,269)

Net loss per share – basic and diluted	$(0.43)	$(1.17)	$(1.20)	$(2.46)

Weighted average common shares – basic and diluted	5,996,186	3,082,209	4,582,645	2,617,878

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Three Months Ended June 30, 2022	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common stock		Additional Paid in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of March 31, 2022	141.397	$1	-	$-	2,227,971	$223	$80,608,647	$8,774	$(71,549,012)	$9,068,633
Common stock issued for cash, net of funding costs	-	-	-	-	930,752	93	7,545,367	-	-	7,545,460
Fair value of vested stock options	-	-	-	-	-	-	311,349	-	-	311,349
Stock payable towards preference dividend	-	-	-	-	-	-	2,960	(2,960)	-	-
Net loss	-	-	-	-	-	-	-	-	(3,591,067)	(3,591,067)
Balance as of June 30, 2022	141.397	$1	-	$-	3,158,723	$316	$88,468,323	$5,814	$(75,140,079)	$13,334,375

Three Months Ended June 30, 2023	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common stock		Additional Paid in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of March 31, 2023	141.397	$1	-	$-	3,169,103	$317	$89,307,675	3,692	(84,812,648)	4,499,037
Common stock issued for cash, net of funding costs	-	-	-	-	4,312,500	431	4,712,319	-	-	4,712,750
Warrants issued for cash, net of funding costs	-	-	-	-	-	-	20,053	-	-	20,053
Fair value of vested stock options	-	-	-	-	-	-	255,855	-	-	255,855
Stock payable towards preference dividend	-	-	-	-	-	-	1,265	(1,265)	-	-
Net loss	-	-	-	-	-	-	-	-	(2,557,132)	(2,557,132)
Balance as of June 30, 2023	141.397	$1	-	$-	7,481,603	$748	$94,297,167	$2,427	$(87,369,780)	$6,930,563

Six Months Ended June 30, 2022	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common stock		Additional Paid in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2021	141.397	$1	-	$-	2,127,726	$213	$79,460,979	13,863	(68,690,810)	10,784,246
Common stock issued for cash, net of funding costs	-	-	-	-	1,030,997	103	8,399,409	-	-	8,399,512
Fair value of vested stock options	-	-	-	-	-	-	599,886	-	-	599,886
Stock payable towards preference dividend	-	-	-	-	-	-	8,049	(8,049)	-	-
Net loss	-	-	-	-	-	-	-	-	(6,449,269)	(6,449,269)
Balance as of June 30, 2022	141.397	$1	-	$-	3,158,723	$316	$88,468,323	$5,814	$(75,140,079)	13,334,375

Six Months Ended June 30, 2023	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common stock		Additional Paid in	Stock	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2022	141.397	$1	-	$-	3,169,103	$317	$89,068,015	6,073	(81,869,902)	7,204,504
Common stock issued for cash, net of funding costs	-	-	-	-	4,312,500	431	4,712,319	-	-	4,712,750
Warrants issued for cash, net of funding costs	-	-	-	-	-	-	20,053	-	-	20,053
Fair value of vested stock options	-	-	-	-	-	-	493,134	-	-	493,134
Stock payable towards preference dividend	-	-	-	-	-	-	3,646	(3,646)	-	-
Net loss	-	-	-	-	-	-	-	-	(5,499,878)	(5,499,878)
Balance as of June 30, 2023	141.397	$1	-	$-	7,481,603	$748	$94,297,167	$2,427	$(87,369,780)	$6,930,563

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(5,499,878)	$(6,449,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	69,781	40,739
Fixed assets write off	-	599,886
Stock compensation expense including common stock issued for RSUs	493,134	-
Amortization of right of use assets	73,974	67,158
Changes in operating assets and liabilities:
Increase in prepaid expenses	(44,107)	513,140
Increase in inventory	(112,916)	(1,090,150)
Increase in accounts payable and accrued liabilities	318,550	(51,072)
Decrease in lease liability	(73,980)	(64,284)
Net cash used in operating activities	(4,775,442)	(6,433,852)

Cash Flows from Investing Activities
Purchases of fixed assets	(27,000)	(149,153)
Net cash used in investing activities	(27,000)	(149,153)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	4,712,750	8,399,512
Proceeds from issuance of warrants	20,053	-
Net cash provided by financing activities	4,732,803	8,399,512

Net increase (decrease) in cash	(69,639)	1,816,507

Cash, beginning of period	4,889,098	9,461,534

Cash, end of period	$4,819,459	$11,278,041

Supplemental disclosures of cash items
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosures of non-cash items
Stock dividend payable	$(3,646)	$(8,049)
Right of use asset	$431,842	$576,255
Lease liability	$444,167	$586,193

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Notes to Condensed Consolidated Financial Statements

For the three and six months ended June 30, 2023 and 2022

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

Certain reclassifications have been made to the 2022 consolidated financial statements in order to conform to the current period presentations. These classifications did not impact the net loss for period ended June 30, 2023.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in ENDRA Life Sciences Inc. annual financial statements for the twelve months ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. As of June 30, 2023 and December 31, 2022, the Company had no cash equivalents. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible. In light of the liquidity concerns in the banking system arising from the closure of Silicon Valley Bank and appointment of the Federal Deposit Insurance Corporation as receiver, the Company maintains cash deposits at multiple banks to mitigate the risk associated with a failure of any specific bank.

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

Leases

Accounting Standards Update (“ASU”) No. 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. As of June 30, 2023 and December 31, 2022, the Company recorded a right of use asset of $431,842 and $505,816, respectively. As of June 30, 2023 and December 31, 2022, the Company recorded a lease liability of $444,167 and $518,147, respectively.

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the three months ended June 30, 2023 and 2022, the Company incurred $1,400,182 and $1,847,560 of expenses related to research and development costs, respectively. During the six months ended June 30, 2023 and 2022, the Company incurred $2,791,496 and $3,060,582 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 3,123,030 and 410,358 potentially dilutive shares, which include outstanding common stock options, and warrants, as of June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023	December 31, 2022
Options to purchase common stock	646,449	391,902
Warrants to purchase common stock	2,468,455	10,330
Shares issuable upon conversion of Series A Convertible Preferred Stock	8,126	8,126
Potential equivalent shares excluded	3,123,030	410,358

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

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities, approximate their fair values because of the short maturity of these instruments. The fair value of notes payable approximates their fair values since the current interest rates and terms on these obligations are the same as prevailing market rates.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to June 30, 2023 of $87,369,780. The Company had working capital of $6,050,947 as of June 30, 2023. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern and will require additional financing to fund its future planned operations, including research and development and commercialization of its products. The accompanying financial statements for the three and six months ended June 30, 2023 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of, or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

The Company considered recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, and concluded that they did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 - Inventory

As of June 30, 2023 and December 31, 2022, inventory consisted of raw materials, subassemblies to be used in the assembly of TAEUS systems, and finished goods. As of June 30, 2023, the Company had no orders pending for the sale of a TAEUS system.

As of June 30, 2023 and December 31, 2022, the Company had inventory valued at $2,757,633 and $2,644,717, respectively.

Note 4 - Fixed Assets

As of June 30, 2023 and December 31, 2022, fixed assets consisted of the following:

	June 30, 2023	December 31, 2022
Property, leasehold and capitalized software	$658,682	$738,720
TAEUS development and testing	140,617	140,617
Accumulated depreciation	(606,425)	(643,682)
Fixed assets, net	$192,874	$235,655

Depreciation expense for the three months ended June 30, 2023 and 2022 was $35,265 and $21,701, respectively.

Depreciation expense for the six months ended June 30, 2023 and 2022 was $69,781 and $40,739, respectively.

Note 5 - Accounts Payable and Accrued Liabilities

As of June 30, 2023 and December 31, 2022, current liabilities consisted of the following:

	June 30, 2023	December 31, 2022
Accounts payable	414,935	$613,961
Accrued payroll	202,226	60,638
Accrued bonuses	928,029	683,738
Accrued employee benefits	5,750	5,750
Insurance premium financing	290,622	158,925
Total	$1,841,562	$1,523,012

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

Note 7 - Capital Stock

Reverse Stock Split

On December 7, 2022, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment (the “Certificate of Amendment”) to its certificate of incorporation, which Certificate of Amendment effectuated as of December 19, 2022 at 12:01 a.m. Eastern Time a reverse split of the Company’s common stock by a ratio of one-for-20 (the “Reverse Split”). All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the Reverse Split. No fractional shares were, or shall be, issued in connection with the Reverse Split. A stockholder who would otherwise be entitled to receive a fractional share of common stock is entitled to receive the fractional share rounded up to the next whole share. The Reverse Split did not change the number of shares of common or preferred stock that the Company is authorized to issue, or the par value of the Company’s common or preferred stock.

The Reverse Split resulted in a proportionate adjustment to the per share conversion or exercise price and the number of shares of common stock issuable upon the conversion or exercise of outstanding preferred stock, stock options and warrants, as well as the number of shares of common stock eligible for issuance under the Company’s 2016 Omnibus Incentive Plan.

Capital Stock

As of June 30, 2023, the authorized capital of the Company consisted of 90,000,000 shares of capital stock, comprised of 80,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”), 1,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”), 100,000 shares of its preferred stock as Series C Preferred Stock, and the remainder of the 9,889,000 preferred shares remain authorized but undesignated.

As of June 30, 2023, there were 7,481,603 shares of common stock, 141.397 shares of Series A Preferred Stock, and no shares of Series B Preferred Stock or Series C Preferred Stock issued and outstanding, and a stock payable balance of $2,427.

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

The Offering closed on May 2, 2023. The Company conducted the Offering pursuant to a Registration Statement on Form S-1 (File Nos. 333-271003 and 333-271483) (the “Registration Statement”), which was declared effective by the SEC on April 27, 2023. At the closing of the Offering, the Underwriter fully exercised the Over-allotment Option. The net proceeds to the Company from the Offering were approximately $4.7 million, after deducting underwriting discounts and commissions and other offering expenses.

During the six months ended June 30, 2023, the Company issued a total of 4,312,500 shares of its common stock in return for aggregate net proceeds of $4,712,750.

During the six months ended June 30, 2022, the Company issued a total of 1,030,997 shares of its common stock in return for aggregate net proceeds of $8,399,512 under the June 2021 ATM Agreement.

At-the-Market Equity Offering Program

On June 21, 2021, the Company entered into the At-The-Market Issuance Sales Agreement with Ascendiant (the “June 2021 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $20.0 million, from time to time, through an “at-the-market” equity offering program under which Ascendiant acts as sales agent. As of June 30, 2023, under the June 2021 ATM Agreement the Company has issued an aggregate of 1,064,634 shares of common stock in return for net proceeds of $9,216,618, resulting in approximately $286,289 of compensation paid to Ascendiant.

Note 8 - Common Stock Options

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the Omnibus Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the six months ended June 30, 2023 was determined to be $1,017,235 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 106% to 107%, (ii) discount rate of 0%, (iii) zero expected dividend yield, (iv) risk free rate of 3.68% to 3.72%, and (v) expected life of 10 years. A summary of option activity under the Company’s Omnibus Plan as of June 30, 2023, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2022	391,902	$31.47	7.41
Granted	273,878	4.02	9.60
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(19,331)	-	-
Balance outstanding at June 30, 2023	646,449	$19.69	7.93
Exercisable at June 30, 2023	248,233	$33.29	5.93

Note 9 - Common Stock Warrants

Warrant Conversions and Consent Solicitation

On May 2, 2023, the Company conducted the Offering in which the Company issued 2,156,250 warrants to purchase shares of common stock for an exercise price per share equal to $1.40. The warrants expire May 2, 2028. The Company also issued to the placement agent and its designees warrants exercisable for an aggregate of 301,875 shares of common stock for an exercise price per share equal to $1.50. The warrants expire November 2, 2026.

The following table summarizes all stock warrant activity of the Company for the six months ended June 30, 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Balance outstanding at December 31, 2022	10,330	$25.01	1.78
Issued	2,458,125	1.41	4.66
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding at June 30, 2023	2,468,455	$1.51	4.65
Exercisable at June 30, 2023	2,166,580	$1.51	4.83

Note 10 - Related Party Transactions

On May 2, 2023, the Company conducted the Offering in which the Company issued 83,333 shares of its common stock and 41,667 warrants to the Company’s director, Anthony DiGiandomenico, for cash, which was less than 5% of beneficial ownership in the Company.

Note 11 - Commitments and Contingencies

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at June 30, 2023 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 2.5 years.

As of June 30, 2023, the maturities of operating lease liabilities are as follows:

Operating Lease

2023	98,361
2024	202,624
2025 and beyond	202,624
Total	$503,608
Less: amount representing interest	(59,441)
Present value of future minimum lease payments	444,168
Less: current obligations under leases	(163,013)
Long-term lease obligations	$281,154

For the six months ended June 30, 2023 and 2022, the Company incurred rent expenses of $108,187 and $106,604, respectively.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. As of June 30, 2023, there were no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, the terms “we,” “us,” “our,” “ENDRA” and the “Company” refer to ENDRA Life Sciences Inc., a Delaware corporation, and its direct and indirect subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and related notes thereto in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Form 10-Q, including those regarding our strategies, prospects, financial condition, operations, costs, plans and objectives, are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals and product launches. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in, or implied by, the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our limited commercial experience, limited cash and history of losses; our ability to obtain adequate financing to fund our business operations in the future; our ability to achieve profitability; our ability to develop a commercially feasible application based on our Thermo-Acoustic Enhanced Ultrasound (“TAEUS”) technology; market acceptance of our technology; uncertainties associated with any future pandemic, including possible effects on our operations; results of our human studies, which may be negative or inconclusive; our ability to find and maintain development partners; our reliance on collaborations and strategic alliances and licensing arrangements; the amount and nature of competition in our industry; our ability to protect our intellectual property; potential changes in the healthcare industry or third-party reimbursement practices; delays and changes in regulatory requirements, policy and guidelines including potential delays in submitting required regulatory applications for Food and Drug Administration (“FDA”) approval; our ability to obtain and maintain CE mark certification and secure required FDA and other governmental approvals for our TAEUS applications; our ability to comply with regulation by various federal, state, local and foreign governmental agencies and to maintain necessary regulatory clearances or approvals; and the other risks and uncertainties described in the Risk Factors section of our Annual Report on Form 10-K for the period ended December 31, 2022, as filed with the SEC on March 16, 2023, and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Overview

We are developing a next-generation enhanced ultrasound devices to develop technology for increasing the capabilities of clinical diagnostic ultrasound, to broaden patient access to the safe diagnosis and treatment of a number of significant medical conditions in circumstances where expensive X-ray computed tomography (“CT”), magnetic resonance imaging (“MRI”) technology, or other diagnostic technologies such as surgical biopsy, are unavailable or impractical. Building on our expertise in thermoacoustics, we have developed a next-generation technology platform—Thermo Acoustic Enhanced Ultrasound, or TAEUS—which is intended to enhance the capability of clinical ultrasound technology and support the diagnosis and treatment of a number of significant medical conditions that currently require the use of expensive CT or MRI imaging or where imaging is not practical using existing technology.

The first-generation TAEUS application is a standalone ultrasound accessory designed to cost-effectively quantify fat in the liver and stage progression of nonalcoholic fatty liver disease (“NAFLD”), which can otherwise only be achieved today with impractical surgical biopsies or MRI scans. Subsequent TAEUS offerings are expected to be implemented via a second-generation hardware platform that can run multiple clinical software applications that we will offer TAEUS users for a one-time licensing fee-adding ongoing customer value to the TAEUS platform and a growing software revenue stream for our Company.

Each of our TAEUS platform applications will require regulatory approvals before we are able to sell or license the application. Based on certain factors, such as the installed base of ultrasound systems, availability of other imaging technologies, such as CT and MRI, economic strength and applicable regulatory requirements, we intend to seek initial approval of our applications for sale in the European Union (the “EU”) and the United States, followed by China.

In March 2020, we received CE mark approval for our TAEUS FLIP (“Fatty Liver Imaging Probe”) System, enabling its marketing and sales in the EU and other CE mark geographies, including the 27 EU member states.

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

Financial Operations Overview

Revenue

No revenue has been generated by our TAEUS technology, which we have not commercially sold as of June 30, 2023.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of headcount and consulting costs, and marketing and tradeshow expenses. Currently, our marketing efforts are through our website and attendance of key industry meetings and conferences. In connection with the commercialization of our TAEUS applications, we are building a small sales and marketing team to train and support global ultrasound distributors, and expect to execute traditional marketing activities such as promotional materials, electronic media and participation in industry events and conferences. As of June 30, 2023, we had a full-time sales representative in each of the United Kingdom, France and Germany. We expect to continue actively adding to our sales representation and support headcount for operations in the EU in the coming quarters, and plan to begin staffing our sales efforts in the United States once we have obtained FDA approval for the sale of the NAFLD TAEUS device in that region, in each case as our financial resources permit.

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

Share-based Compensation

Our Omnibus Plan permits the grant of stock options and other stock awards to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2023, the pool of shares issuable under the Omnibus Plan automatically increased by 867,966 shares from 454,203 shares to 1,322,169 shares. As of June 30, 2023, there were 675,520 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Results of Operations

Three months ended June 30, 2023 and 2022

Revenue

We had no revenue during the three months ended June 30, 2023 and 2022.

Cost of Goods Sold

We had no cost of goods sold during the three months ended June 30, 2023 and 2022.

Research and Development

Research and development expenses were $1,400,182 for the three months ended June 30, 2023, as compared to $1,847,560 for the three months ended June 30, 2022, a decrease of $447,378, or 24%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses decreased from the same period for the prior year as we completed development of our initial TAEUS product and began focusing our spending on commercialization of the product that has been developed.

Sales and Marketing

Sales and marketing expenses were $247,773 for the three months ended June 30, 2023, as compared to $342,039 for the three months ended June 30, 2022, a decrease of $94,266, or 28%. The costs include primarily headcount and pre-selling activities for our TAEUS product line. Sales and marketing expenses decreased due to the departure of our Chief Commercial Officer. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2023 were $1,346,610, compared to $1,382,094 for the three months ended June 30, 2022, a decrease of $62,868, or 3%. Our wage and related expenses for the three months ended June 30, 2023 were $558,068, compared to $569,712 for the three months ended June 30, 2022. Wage and related expenses in the three months ended June 30, 2023 included $67,932 for accrued bonuses and $88,200 of stock compensation expense related to the issuance and vesting of options, compared to $67,932 for bonuses and $111,819 of stock compensation expense related to the issuance and vesting of options, for the three months ended June 30, 2022. Our professional fees, which include legal, audit, and investor relations, for the three months ended June 30, 2023 were $503,697, compared to $545,614 for the three months ended June 30, 2022.

Other Income

Other income for the three months ended June 30, 2023 was $437,433, and resulted mostly from the completion of the Employer Retention Tax Credit for employee retention in 2021 and 2022 of $ 413,844.

Net Loss

As a result of the foregoing, for the three months ended June 30, 2023, we recorded a net loss of $2,557,132, compared to a net loss of $3,591,067 for the three months ended June 30, 2022.

Six months ended June 30, 2023 and 2022

Revenue

We had no revenue during the six months ended June 30, 2023 and 2022.

Cost of Goods Sold

We had no cost of goods sold during the six months ended June 30, 2023 and 2022.

Research and Development

Research and development expenses were $2,791,496 for the six months ended June 30, 2023, as compared to $3,060,582 for the six months ended June 30, 2022, a decrease of $269,086, or 9%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses decreased from the same period for the prior year as we completed development of our initial TAEUS product and began focusing our spending on commercialization of the product that has been developed.

Sales and Marketing

Sales and marketing expenses were $429,389 for the six months ended June 30, 2023, as compared to $681,942 for the six months ended June 30, 2022, a decrease of $252,553, or 37%. The costs include primarily headcount and pre-selling activities for our TAEUS product line. Sales and marketing expenses decreased due to the departure of our Chief Commercial Officer. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the six months ended June 30, 2023 were $2,713,008, compared to $2,684,438 for the six months ended June 30, 2022, an increase of $28,570, or 1%. Our wage and related expenses for the six months ended June 30, 2023 were $1,169,887, compared to $1,121,025 for the six months ended June 30, 2022. Wage and related expenses in the six months ended June 30, 2023 included $135,864 for accrued bonuses and $166,065 of stock compensation expense related to the issuance and vesting of options, compared to $113,475 for bonuses and $200,775 of stock compensation expense related to the issuance and vesting of options, for the six months ended June 30, 2022. Our professional fees, which include legal, audit, and investor relations, for the six months ended June 30, 2023 were $1,024,335, compared to $1,049,109 for the six months ended June 30, 2022.

Other Income

Other income for the six months ended June 30, 2023, was $434,015, and resulted mostly from the completion of the Employer Retention Tax Credit for employee retention in 2021 and 2022 of $413,844.

Net Loss

As a result of the foregoing, for the six months ended June 30, 2023, we recorded a net loss of $5,499,878, compared to a net loss of $6,449,269 for the six months ended June 30, 2022.

Near-Term Liquidity and Capital Resources

Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. As of June 30, 2023, we had an accumulated deficit of $87,369,780 and had $4,819,459 in cash. To date we have funded our operations through private and public sales of our securities and will need to raise additional funds in order to execute on our business plan, fully commercialize our TAEUS technology, and generate revenues.

We continue to evaluate and manage our capital needs to support our clinical, regulatory and operational activities, progress EU commercialization, and prepare for U.S. commercialization upon FDA approval of our NAFLD TAEUS device. In April 2023, we completed a public underwritten offering of 4,312,500 shares of our common stock and warrants to purchase an aggregate 2,156,250 shares of our common stock for aggregate net proceeds of $4.7 million. However, we expect that we will need additional capital to allow us to continue to execute our commercialization plans beyond the fourth quarter of 2023. We are considering potential financing options that may be available to us such as additional sales of our common stock, including through our At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets, LLC, dated June 21, 2021 (the “June 2021 ATM Agreement”). Except for the June 2021 ATM Agreement, we have no commitments to obtain any additional funds, and there can be no assurance funds will be available in sufficient amounts or on acceptable terms. If we are unable to obtain sufficient additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The consolidated financial statements included in this Form 10-Q  have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six months ended June 30, 2023, we incurred net losses of $5,499,878 and used cash in operations of $4,775,442. In light of our cash balance as of June 30, 2023, we will need to raise additional capital in order to fund operations through the next twelve months, and prior to any ability to fund operations from revenue generated from the sale of our products. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the six months ended June 30, 2023, we used $4,775,442 of cash in operating activities primarily as a result of our net loss of $5,499,878, offset by share-based compensation of $493,134, depreciation expense of $69,781, amortization of right of use assets of $73,974, and net changes in operating assets and liabilities of $87,547.

During the six months ended June 30, 2022, we used $6,433,852 of cash in operating activities primarily as a result of our net loss of $6,449,269, offset by share-based compensation of $599,886, depreciation expense of $40,739, amortization of right of use assets of $67,158, and net changes in operating assets and liabilities of $(692,366).

Investing Activities

During the six months ended June 30, 2023, we used $27,000 in investing activities related to purchases of fixed assets.

During the six months ended June 30, 2022, we used $149,153 in investing activities related to purchases of equipment.

Financing Activities

During the six months ended June 30, 2023, our financing activities provided $4,732,803 in proceeds from issuances of common stock and warrants.

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

Off-Balance Sheet Transactions

At June 30, 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of June 30, 2023: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

To remediate the material weakness, management intends to implement the following measures during 2023, as the Company’s financial means allow:

•	Add additional accounting personnel or outside consultants, such as a new controller, to properly segregate duties and to effect timely, accurate preparation of the financial statements; and

•	Continue the development of adequate written accounting policies and procedures.

The additional hiring is contingent upon our efforts to obtain additional funding and the results of our operations.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that could affect these controls during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

.

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

4.1	Form of Warrant issued in April 2023 Underwritten Public Offering (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed on April 18, 2023)
4.2	Form of Underwriter’s Warrant issued in April 2023 Underwritten Public Offering (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed on April 18, 2023)
4.3	Form of Warrant Agency Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1/A filed on April 18, 2023)
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

ENDRA LIFE SCIENCES INC.

Date: August 14, 2023	By:	/s/ Francois Michelon
Francois Michelon
Chief Executive Officer and Chairman (Principal Executive Officer)

ENDRA LIFE SCIENCES INC.

Date: August 14, 2023	By:	/s/ Irina Pestrikova
Irina Pestrikova
Senior Director, Finance (Principal Financial and Accounting Officer)

