Form 10-Q
period 2023-09-30
ENDRA Life Sciences Inc.
filed 2023-11-14
CIK 1681682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

As of November 14, 2023, there were 8,454,922 shares of our common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENDRA Life Sciences Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
Assets	2023	2022
Current Assets	(Unaudited)
Cash	$3,334,536	$4,889,098
Prepaid expenses	305,885	490,299
Inventory	2,757,633	2,644,717
Total Current Assets	6,398,054	8,024,114
Non-Current Assets
Fixed assets, net	160,816	235,655
Right of use assets	393,451	505,816
Prepaid expenses, long term	644,610	502,576
Other assets	5,986	5,986
Total Assets	$7,602,917	$9,274,147

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,972,362	$1,523,012
Lease liabilities, current portion	168,610	152,228
Loans	28,484	28,484
Total Current Liabilities	2,169,456	1,703,724

Lease liabilities, non-current	237,163	365,919
Total Long Term Liabilities	237,163	365,919

Total Liabilities	2,406,619	2,069,643

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized; 141.397 shares issued and outstanding	1	1
Series B Convertible Preferred Stock, $0.0001 par value; 1,000 shares authorized; no shares issued and outstanding	-	-
Series C Convertible Preferred Stock, $0.0001 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 8,411,777 and 3,169,103 shares issued and outstanding, respectively	841	317
Additional paid in capital	95,664,011	89,068,015
Stock payable	2,061	6,073
Accumulated deficit	(90,470,616)	(81,869,902)
Total Stockholders’ Equity	5,196,298	7,204,504
Total Liabilities and Stockholders’ Equity	$7,602,917	$9,274,147

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2023	2022	2023	2022
Operating Expenses
Research and development	$1,632,849	$1,830,297	$4,424,345	$4,890,879
Sales and marketing	243,332	420,439	672,721	1,102,381
General and administrative	1,252,881	1,166,480	3,965,889	3,850,918
Total operating expenses	3,129,062	3,417,216	9,062,955	9,844,178

Operating loss	(3,129,062)	(3,417,216)	(9,062,955)	(9,844,178)

Other Expenses
Other income (expense)	28,226	(23,011)	462,241	(45,318)
Total other expenses	28,226	(23,011)	462,241	(45,318)

Loss from operations before income taxes	(3,100,836)	(3,440,227)	(8,600,714)	(9,889,496)

Provision for income taxes	-	-	-	-

Net Loss	$(3,100,836)	$(3,440,227)	$(8,600,714)	$(9,889,496)

Net loss per share – basic and diluted	$(0.40)	$(1.09)	$(1.53)	$(3.53)

Weighted average common shares – basic and diluted	7,683,997	3,158,723	5,630,888	2,800,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Three Months Ended September 30, 2022	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of June 30, 2022	141.397	$1	-	$-	3,158,723	$316	$88,468,323	$5,814	$(75,140,079)	$13,334,375
Fair value of vested stock options	-	-	-	-	-	-	309,183	-	-	309,183
Stock payable towards preference dividend	-	-	-	-	-	-	(2,676)	2,676	-	-
Net loss	-	-	-	-	-	-	-	-	(3,440,227)	(3,440,227)
Balance as of September 30, 2022	141.397	$1	-	$-	3,158,723	$316	$88,774,830	$8,490	$(78,580,306)	$10,203,331

Three Months Ended September 30, 2023	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of June 30, 2023	141.397	$1	-	$-	7,481,603	$748	$94,297,167	$2,427	$(87,369,780)	$6,930,563
Common stock issued for cash, net of funding costs	-	-	-	-	930,174	93	1,113,739	-	-	1,113,832
Fair value of vested stock options	-	-	-	-	-	-	252,739	-	-	252,739
Stock payable towards preference dividend	-	-	-	-	-	-	366	(366)	-	-
Net loss	-	-	-	-	-	-	-	-	(3,100,836)	(3,100,836)
Balance as of September 30, 2023	141.397	$1	-	$-	8,411,777	$841	$95,664,011	$2,061	$(90,470,616)	$5,196,298

Nine Months Ended September 30, 2022	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2021	141.397	$1	-	$-	2,127,726	$213	$79,460,979	$13,863	$(68,690,810)	$10,784,246
Common stock issued for cash, net of funding costs	-	-	-	-	1,030,997	103	8,399,409	-	-	8,399,512
Fair value of vested stock options	-	-	-	-	-	-	909,069	-	-	909,069
Stock payable towards preference dividend	-	-	-	-	-	-	5,373	(5,373)	-	-
Net loss	-	-	-	-	-	-	-	-	(9,889,496)	(9,889,496)
Balance as of September 30, 2022	141.397	$1	-	$-	3,158,723	$316	$88,774,830	$8,490	$(78,580,306)	$10,203,331

Nine Months Ended September 30, 2023	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2022	141.397	$1	-	$-	3,169,103	$317	$89,068,015	$6,073	$(81,869,902)	$7,204,504
Common stock issued for cash, net of funding costs	-	-	-	-	5,242,674	524	5,826,058	-	-	5,826,582
Warrants issued for cash, net of funding costs	-	-	-	-	-	-	20,053	-	-	20,053
Fair value of vested stock options	-	-	-	-	-	-	745,873	-	-	745,873
Stock payable towards preference dividend	-	-	-	-	-	-	4,012	(4,012)	-	-
Net loss	-	-	-	-	-	-	-	-	(8,600,714)	(8,600,714)
Balance as of September 30, 2023	141.397	$1	-	$-	8,411,777	$841	$95,664,011	$2,061	$(90,470,616)	$5,196,298

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(8,600,714)	$(9,889,496)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101,839	64,532
Stock compensation expense including common stock issued for RSUs	745,873	909,069
Amortization of right of use assets	112,365	101,957
Changes in operating assets and liabilities:
Decrease in prepaid expenses	42,380	433,742
Increase in inventory	(112,916)	(1,349,499)
Increase in accounts payable and accrued liabilities	449,350	146,660
Decrease in lease liability	(112,374)	(97,647)
Net cash used in operating activities	(7,374,197)	(9,680,682)

Cash Flows from Investing Activities
Purchases of fixed assets	(27,000)	(164,014)
Net cash used in investing activities	(27,000)	(164,014)

Cash Flows from Financing Activities
Proceeds from issuance of common stock, net	5,826,582	8,399,512
Proceeds from issuance of warrants, net	20,053	-
Net cash provided by financing activities	5,846,635	8,399,512

Net decrease in cash	(1,554,562)	(1,445,184)

Cash, beginning of period	4,889,098	9,461,534

Cash, end of period	$3,334,536	$8,016,350

Supplemental disclosures of cash items
Interest paid	$-	$-
Income tax paid	$-	$-

Supplemental disclosures of non-cash items
Stock dividend payable	$(4,012)	$(5,373)
Right of use asset	$393,451	$541,456
Lease liability	$405,773	$552,830

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Notes to Condensed Consolidated Financial Statements

For the three and nine months ended September 30, 2023 and 2022

(Unaudited)

Note 1 - Nature of the Business

ENDRA Life Sciences Inc. (“ENDRA” or the “Company”) has developed and is continuing to develop technology for characterizing tissue non-invasively, at the point of patient care, to broaden patient access to the safe diagnosis and treatment of a number of significant medical conditions in circumstances where expensive X-ray computed tomography (“CT”), magnetic resonance imaging (“MRI”) or other technologies are unavailable or impractical.

ENDRA was incorporated on July 18, 2007 as a Delaware corporation.

Certain reclassifications have been made to the 2022 consolidated financial statements in order to conform to the current period presentations. These classifications did not impact the net loss for period ended September 30, 2023.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023. The balance sheet at December 31, 2022 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual financial statements for the twelve months ended December 31, 2022 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2023.

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit and other highly-liquid investments with maturities of one year or less, when purchased, to be cash. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations. Carrying value approximates fair value. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the credit worthiness of the financial institutions and has determined the credit exposure to be negligible. In light of the liquidity concerns in the banking system arising from the closure of Silicon Valley Bank and appointment of the Federal Deposit Insurance Corporation as receiver, the Company maintains cash deposits at multiple banks to mitigate the risk associated with a failure of any specific bank.

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

Leases

Accounting Standards Update (“ASU”) No. 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. As of September 30, 2023 and December 31, 2022, the Company recorded a right of use asset of $393,451 and $505,816, respectively. As of September 30, 2023 and December 31, 2022, the Company recorded a lease liability of $405,773 and $518,147, respectively.

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the three months ended September 30, 2023 and 2022, the Company incurred $1,632,849 and $1,830,297 of expenses related to research and development costs, respectively. During the nine months ended September 30, 2023 and 2022, the Company incurred $4,424,345 and $4,890,879 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 3,100,429 and 410,358 potentially dilutive shares, which include outstanding common stock options, and warrants, as of September 30, 2023 and December 31, 2022, respectively.

	September 30, 2023	December 31, 2022
Options to purchase common stock	624,240	391,902
Warrants to purchase common stock	2,468,063	10,330
Shares issuable upon conversion of Series A Convertible Preferred Stock	8,126	8,126
Potential equivalent shares excluded	3,100,429	410,358

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to September 30, 2023 of $90,470,616. The Company had working capital of $4,228,598 as of September 30, 2023. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern and will require additional financing to fund its future planned operations, including research and development and commercialization of its products. The accompanying financial statements for the three and nine months ended September 30, 2023 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of, or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

The Company considered recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, and concluded that they did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 - Inventory

As of September 30, 2023 and December 31, 2022, inventory consisted of raw materials, subassemblies to be used in the assembly of TAEUS systems, and finished goods. As of September 30, 2023, the Company had no orders pending for the sale of a TAEUS system.

As of September 30, 2023 and December 31, 2022, the Company had inventory valued at $2,757,633 and $2,644,717, respectively.

Note 4 - Fixed Assets

As of September 30, 2023 and December 31, 2022, fixed assets consisted of the following:

	September 30, 2023	December 31, 2022
Property, leasehold and capitalized software	$658,682	$738,720
TAEUS development and testing	140,617	140,617
Accumulated depreciation	(638,483)	(643,682)
Fixed assets, net	$160,816	$235,655

Depreciation expense for the three months ended September 30, 2023 and 2022 was $32,058 and $23,793, respectively.

Depreciation expense for the nine months ended September 30, 2023 and 2022 was $101,839 and $64,532, respectively.

Note 5 - Accounts Payable and Accrued Liabilities

As of September 30, 2023 and December 31, 2022, current liabilities consisted of the following:

	September 30, 2023	December 31, 2022
Accounts payable	419,144	$613,961
Accrued payroll	273,007	60,638
Accrued bonuses	1,059,815	683,738
Accrued employee benefits	5,750	5,750
Insurance premium financing	214,646	158,925
Total	$1,972,362	$1,523,012

Note 6 - Bank Loans

Toronto-Dominion Bank Loan

On April 27, 2020, the Company entered into a commitment loan with TD Bank under the Canadian Emergency Business Account, in the principal aggregate amount of CAD 40,000, due and payable upon the expiration of the initial term on December 31, 2022, which was later extended to December 31, 2023. This note bears interest on the unpaid balance at the rate of zero percent (0%) per annum during the initial term. Under this note no interest payments are due until January 1, 2024. Under the conditions of the loan, twenty-five percent (25%) of the loan will be forgiven if seventy-five percent (75%) is repaid prior to the initial term date. As of September 30, 2023 and December 31, 2022, the loan had a balance of CAD 40,000.

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

Capital Stock

As of September 30, 2023, the authorized capital of the Company consisted of 90,000,000 shares of capital stock, comprised of 80,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”), 1,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”), 100,000 shares of its preferred stock as Series C Preferred Stock (“Series C Preferred Stock”), and the remainder of the 9,889,000 preferred shares remain authorized but undesignated.

As of September 30, 2023, there were 8,411,777 shares of common stock, 141.397 shares of Series A Preferred Stock, and no shares of Series B Preferred Stock or Series C Preferred Stock issued and outstanding, and a stock payable balance of $2,061.

On April 27, 2023, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Newbridge Securities Corporation (the “Underwriter”), relating to the issuance and sale (the “Offering”) of 3,750,000 shares of the Company’s common stock and warrants to purchase up to 1,875,000 shares of the Company’s common stock. The warrants were offered and sold at the rate of one warrant to purchase one share for every two shares of common stock purchased in the Offering. The public offering price for each set of two shares of common stock and accompanying warrant to purchase one share of common stock was $2.41 per set of securities, yielding an effective price of $1.20 per share and $0.01 per warrant. Under the terms of the Underwriting Agreement, the Company also granted to the Underwriter an option (the “Over-allotment Option”) to purchase up to an additional 562,500 shares of common stock and additional warrants to purchase 281,250 shares of common stock.

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

During the nine months ended September 30, 2023, the Company issued a total of 4,312,500 shares of its common stock in return for aggregate net proceeds of $4,712,750 under the Offering. The Company issued an additional 930,174 shares of its common stock in return for aggregate net proceeds of $1,113,832 under the June 2021 ATM Agreement.

During the nine months ended September 30, 2022, the Company issued a total of 1,030,997 shares of its common stock in return for aggregate net proceeds of $8,399,512 under the June 2021 ATM Agreement.

At-the-Market Equity Offering Program

On June 21, 2021, the Company entered into the At-The-Market Issuance Sales Agreement with Ascendiant (the “June 2021 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $20.0 million, from time to time, through an “at-the-market” equity offering program under which Ascendiant acts as sales agent. As of September 30, 2023, under the June 2021 ATM Agreement the Company has issued an aggregate of 1,994,808 shares of common stock in return for net proceeds of $10,330,450, resulting in $320,921 of compensation paid to Ascendiant.

Note 8 - Common Stock Options

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the Omnibus Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the nine months ended September 30, 2023 was determined to be $1,017,534 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 105% to 107%, (ii) discount rate of 0%, (iii) zero expected dividend yield, (iv) risk free rate of 3.68% to 3.86%, and (v) expected life of 10 years. A summary of option activity under the Company’s Omnibus Plan as of September 30, 2023, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2022	391,902	$31.47	7.41
Granted	274,128	4.01	9.08
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(41,790)	-	-
Balance outstanding at September 30, 2023	624,240	$19.25	7.50
Exercisable at September 30, 2023	261,419	$31.91	5.49

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

The following table summarizes all stock warrant activity of the Company for the nine months ended September 30, 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Balance outstanding at December 31, 2022	10,330	$25.01	1.78
Issued	2,458,125	1.41	4.41
Exercised	-	-	-
Forfeited	-	-	-
Expired	(392)	-	-
Balance outstanding at September 30, 2023	2,468,063	$1.51	4.39
Exercisable at September 30, 2023	2,166,188	$1.51	4.58

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at September 30, 2023 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 2.25 years.

As of September 30, 2023, the maturities of operating lease liabilities are as follows:

Operating Lease

2023	49,180
2024	202,624
2025 and beyond	202,624
Total	$454,428
Less: amount representing interest	(48,655)
Present value of future minimum lease payments	405,773
Less: current obligations under leases	(168,610)
Long-term lease obligations	$237,163

For the nine months ended September 30, 2023 and 2022, the Company incurred rent expenses of $163,104 and $160,302, respectively.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. As of September 30, 2023, there were no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

Note 12 – Subsequent Events

Common Stock Issued

Subsequent to the three months ended September 30, 2023 through the date of this Quarterly Report on Form 10-Q, the Company issued a total of 43,145 shares of common stock in return for net proceeds of $44,451 under the June 2021 ATM Agreement.

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

Overview

We are developing a next-generation enhanced ultrasound devices to develop technology for characterizing tissue non-invasively, at the point of patient care, to broaden patient access to the safe diagnosis and treatment of a number of significant medical conditions in circumstances where expensive X-ray computed tomography (“CT”), magnetic resonance imaging (“MRI”) technology, or other diagnostic technologies, such as surgical biopsy, are unavailable or impractical. Building on our expertise in thermoacoustics, we have developed a next-generation technology platform—Thermo Acoustic Enhanced Ultrasound, or TAEUS—which is intended to enhance the capability of clinical ultrasound technology and support the diagnosis and treatment of a number of significant medical conditions that currently require the use of expensive CT or MRI imaging or where imaging is not practical using existing technology.

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

In June 2020, we submitted a 510(k) Application to the FDA for our TAEUS FLIP System. In February 2022, we announced that we will pursue FDA reclassification and clearance of our TAEUS® FLIP System through the FDA’s “de novo” process. We subsequently voluntarily withdrew our 510(k) application, and on August 14, 2023, we announced the submission of a de novo request for the TAEUS system to the FDA.

Financial Operations Overview

Revenue

No revenue has been generated by our TAEUS technology, which we have not commercially sold as of September 30, 2023.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of headcount and consulting costs, and marketing and tradeshow expenses. Currently, our marketing efforts are through our website and attendance of key industry meetings and conferences. In connection with the commercialization of our TAEUS applications, we are building a small sales and marketing team to train and support global ultrasound distributors, and expect to execute traditional marketing activities such as promotional materials, electronic media and participation in industry events and conferences. As of September 30, 2023, we had a full-time sales representative in each of the United Kingdom, France and Germany. We expect to continue actively adding to our sales representation and support headcount for operations in the EU in the coming quarters, and plan to begin staffing our sales efforts in the United States once we have obtained FDA approval for the sale of the NAFLD TAEUS device in that region, in each case as our financial resources permit.

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

Share-based Compensation

Our Omnibus Plan permits the grant of stock options and other stock awards to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2023, the pool of shares issuable under the Omnibus Plan automatically increased by 867,966 shares from 454,203 shares to 1,322,169 shares. As of September 30, 2023, there were 675,520 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Results of Operations

Three months ended September 30, 2023 and 2022

Revenue

We had no revenue during the three months ended September 30, 2023 and 2022.

Cost of Goods Sold

We had no cost of goods sold during the three months ended September 30, 2023 and 2022.

Research and Development

Research and development expenses were $1,632,849 for the three months ended September 30, 2023, as compared to $1,830,297 for the three months ended September 30, 2022, a decrease of $197,448, or 11%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses decreased from the same period for the prior year as we completed development of our initial TAEUS product and began focusing our spending on commercialization of the product that has been developed.

Sales and Marketing

Sales and marketing expenses were $243,332 for the three months ended September 30, 2023, as compared to $420,439 for the three months ended September 30, 2022, a decrease of $177,107, or 42%. The costs include primarily headcount and pre-selling activities for our TAEUS product line. Sales and marketing expenses decreased due to the departure of our Chief Commercial Officer. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2023 were $1,252,881, compared to $1,166,480 for the three months ended September 30, 2022, an increase of $86,401, or 7%. Our wage and related expenses for the three months ended September 30, 2023 were $565,639, compared to $479,228 for the three months ended September 30, 2022. Wage and related expenses in the three months ended September 30, 2023 included $67,932 for accrued bonuses and $86,883 of stock compensation expense related to the issuance and vesting of options, compared to $67,932 for bonuses and $111,861 of stock compensation expense related to the issuance and vesting of options, for the three months ended September 30, 2022. Our professional fees, which include legal, audit, and investor relations, for the three months ended September 30, 2023 were $447,515, compared to $454,707 for the three months ended September 30, 2022.

Net Loss

As a result of the foregoing, for the three months ended September 30, 2023, we recorded a net loss of $3,100,836, compared to a net loss of $3,440,227 for the three months ended September 30, 2022.

Nine months ended September 30, 2023 and 2022

Revenue

We had no revenue during the nine months ended September 30, 2023 and 2022.

Cost of Goods Sold

We had no cost of goods sold during the nine months ended September 30, 2023 and 2022.

Research and Development

Research and development expenses were $4,424,345 for the nine months ended September 30, 2023, as compared to $4,890,879 for the nine months ended September 30, 2022, a decrease of $466,534, or 10%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses decreased from the same period for the prior year as we completed development of our initial TAEUS product and began focusing our spending on commercialization of the product that has been developed.

Sales and Marketing

Sales and marketing expenses were $672,721 for the nine months ended September 30, 2023, as compared to $1,102,381 for the nine months ended September 30, 2022, a decrease of $429,660, or 39%. The costs include primarily headcount and pre-selling activities for our TAEUS product line. Sales and marketing expenses decreased due to the departure of our Chief Commercial Officer. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the nine months ended September 30, 2023 were $3,965,889, compared to $3,850,918 for the nine months ended September 30, 2022, an increase of $114,971, or 3%. Our wage and related expenses for the nine months ended September 30, 2023 were $1,735,526, compared to $1,600,240 for the nine months ended September 30, 2022. Wage and related expenses in the nine months ended September 30, 2023 included $203,796 for accrued bonuses and $252,948 of stock compensation expense related to the issuance and vesting of options, compared to $181,407 for bonuses and $312,636 of stock compensation expense related to the issuance and vesting of options, for the nine months ended September 30, 2022. Our professional fees, which include legal, audit, and investor relations, for the nine months ended September 30, 2023 were $1,471,850, compared to $1,503,816 for the nine months ended September 30, 2022.

Other Income

Other income for the nine months ended September 30, 2023, was $462,241, and resulted mostly from the completion of the Employer Retention Tax Credit for employee retention in 2021 and 2022 of $413,844.

Net Loss

As a result of the foregoing, for the nine months ended September 30, 2023, we recorded a net loss of $8,600,714, compared to a net loss of $9,889,496 for the nine months ended September 30, 2022.

Near-Term Liquidity and Capital Resources

Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. As of September 30, 2023, we had an accumulated deficit of $90,470,616 and had $3,334,536 in cash. To date we have funded our operations through private and public sales of our securities and will need to raise additional funds in order to execute on our business plan, fully commercialize our TAEUS technology, and generate revenues.

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

The consolidated financial statements included in this Form 10-Q  have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine months ended September 30, 2023, we incurred net losses of $8,600,714 and used cash in operations of $7,374,197. In light of our cash balance as of September 30, 2023, we will need to raise additional capital in order to fund operations through the next twelve months, and prior to any ability to fund operations from revenue generated from the sale of our products. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the nine months ended September 30, 2023, we used $7,374,197 of cash in operating activities primarily as a result of our net loss of $8,600,714, offset by share-based compensation of $745,873, depreciation expense of $101,839, amortization of right of use assets of $112,365, and net changes in operating assets and liabilities of $266,440.

During the nine months ended September 30, 2022, we used $9,680,682 of cash in operating activities primarily as a result of our net loss of $9,889,496, offset by share-based compensation of $909,069, depreciation expense of $64,532, amortization of right of use assets of $101,957, and net changes in operating assets and liabilities of $(866,744).

Investing Activities

During the nine months ended September 30, 2023, we used $27,000 in investing activities related to purchases of fixed assets.

During the nine months ended September 30, 2022, we used $164,014 in investing activities related to purchases of equipment.

Financing Activities

During the nine months ended September 30, 2023, our financing activities provided $5,846,635 in proceeds from issuances of common stock and warrants.

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

Off-Balance Sheet Transactions

At September 30, 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of September 30, 2023: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that could affect these controls during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, our management is currently seeking to improve our controls and procedures in an effort to remediate the deficiency described above.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2023.

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

ENDRA LIFE SCIENCES INC.

Date: November 14, 2023	By:	/s/ Francois Michelon
Francois Michelon
Chief Executive Officer and Chairman (Principal Executive Officer)

ENDRA LIFE SCIENCES INC.

Date: November 14, 2023	By:	/s/ Irina Pestrikova
Irina Pestrikova
Senior Director, Finance (Principal Financial and Accounting Officer)

