Form 10-K
period 2023-12-31
ENDRA Life Sciences Inc.
filed 2024-03-28
CIK 1681682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐   No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2023, was approximately $10,256,564 based on the closing sales price of the common stock as reported on the Nasdaq Capital Market.

As of March 24, 2024, there were 11,035,659 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ENDRA LIFE SCIENCES INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “would,” “could,” “seek,” “intend,” “plan,” “goal,” “project,” “estimate,” “anticipate,” “strategy”, “future”, “likely” or other comparable terms and references to future periods. All statements other than statements of historical facts included in this Annual Report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding: estimates of the timing of future events and anticipated results of our development efforts, including the timing of submission for and receipt of required regulatory approvals and product launches; statements relating to future financial position and projected costs and revenue; expectations concerning our business strategy; and statements regarding our ability to find and maintain development partners.

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

•	our ability to obtain and maintain required CE mark certifications and secure required FDA and other governmental approvals for our Thermo-Acoustic Enhanced Ultrasound (“TAEUS”) applications;

•	our ability to develop a commercially feasible application based on our TAEUS technology;

•	market acceptance of our technology;

•	the effect of macroeconomic conditions on our business;

•	results of our human studies, which may be negative or inconclusive;

•	our ability to find and maintain development partners;

•	our reliance on third parties, collaborations, strategic alliances and licensing arrangements to complete our business strategy;

•	the amount and nature of competition in our industry;

•	our ability to protect our intellectual property;

•	potential changes in the healthcare industry or third-party reimbursement practices;

•	our ability to comply with regulation by various federal, state, local and foreign governmental agencies and to maintain necessary regulatory clearances or approvals;

•	our ability to maintain compliance with Nasdaq listing standards;

•	our dependence on our senior management team; and

•	the other risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of this Annual Report.

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

Item 1. Business

Overview

We were incorporated as a Delaware corporation in 2007. We are developing a next-generation enhanced ultrasound technology platform—Thermo Acoustic Enhanced Ultrasound, or TAEUS® in order to broaden patient access to the safe diagnosis and treatment of a number of significant medical conditions in circumstances where expensive X-ray computed tomography (“CT”), magnetic resonance imaging (“MRI”) technology, or other diagnostic technologies such as surgical biopsy, are unavailable or impractical.

Our TAEUS technology uses radio frequency (“RF”) pulses to stimulate tissues, using a small fraction (less than 1%) of the amount of energy that would be transmitted into the body during an MRI scan. The use of RF energy allows our TAEUS technology to penetrate deep into tissue, enabling the imaging of human anatomy at depths equivalent to those of conventional ultrasound. The RF pulses are absorbed by tissue and converted into ultrasound signals, which are detected by an external ultrasound receiver and a digital acquisition system that is part of the TAEUS system. The detected ultrasound is processed into images and other forms of data using our proprietary software and algorithms and then displayed to complement conventional gray-scale ultrasound images.

We use suppliers of components, such as Blatek Industries, Inc. and Elite RF, LLC, and contract manufacturers, such as Starfish Product Engineering, Inc., to assemble and test the TAEUS liver system for commercial sale. Suppliers are vetted before engaging in work with the Company and are reviewed annually, as part of our quality management system, to assure their performance meets our needs. We have implemented internal processes to monitor designs, inventory and supply of key components needed to manufacture our TAEUS liver system. We plan production in accordance with anticipated market demand and availability and lead times of needed materials.

As described below, our first TAEUS platform application focuses on quantifying fat in the liver and stage progression of nonalcoholic fatty liver disease (“NAFLD”) which, untreated, can progress to Nonalcoholic Steatohepatitis (“NASH”), fibrosis, cirrhosis and liver cancer. In April 2016, we entered into a Collaborative Research Agreement with General Electric Company, acting through its GE Healthcare business unit and the GE Global Research Center (collectively, “GE Healthcare”), under which GE Healthcare has agreed to assist us in our efforts to commercialize this application. In November 2017, we contracted with the Centre for Imaging Technology Commercialization (“CIMTEC”) to initiate human studies, through Canada-based Robarts Research Institute, with our TAEUS device targeting NAFLD. In October 2018, we received an Investigational Testing Authorization (“ITA”) from Health Canada to commence the first human studies in healthy volunteers with our TAEUS clinical system targeting NAFLD, guiding our algorithm development, and comparing our technology to MRI. The feasibility study was conducted in collaboration with Robarts Research Institute in London, Ontario, Canada. We reported the completion and top-level findings of this study in September 2019. The data collected from the study, including additional usability inputs, was included in our TAEUS liver device technical file submission for device CE mark, which we received for our NAFLD TAEUS application in March 2020. We have registered the product in each of our primary target European markets (i.e., Germany, France, and the United Kingdom). As of December 31, 2023, we had in effect seven clinical evaluation agreements with research hospitals in North America, Europe and Asia for the conduct of clinical studies comparing our TAEUS clinical system to MRI-Proton Density Fat Fraction (“MRI-PDFF”) in the measurement of liver fat.

In June 2020, we submitted a 510(k) Application to the FDA for our TAEUS Fatty Live Imaging Probe (“FLIP”) System. In February 2022, we announced that we would pursue FDA reclassification and clearance of our TAEUS FLIP System through the FDA’s “de novo” process. We subsequently voluntarily withdrew our 510(k) Application and submitted a de novo request for the TAEUS system to the FDA in the third quarter of 2023. In the fourth quarter of 2023, the FDA sent an Additional Information (“AI”) request related to our de novo application. Since we received the AI request, we have had several interactions with the FDA and have provided additional information. In order to fully respond to the FDA’s questions, we will need to compile additional clinical data, provide additional device test data, and respond to cybersecurity related questions in a new de novo submission. We have a scheduled in-person pre-submission meeting with the FDA in the second quarter of 2024. We currently anticipate completing the necessary clinical studies by the fourth quarter of 2024 and submitting the new de novo request to the FDA in the first half of 2025.

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

Unfortunately, while CT and MRI systems are versatile and create high quality images, they are also expensive and not always accessible to patients. A CT system costs approximately $1 million and an MRI system can cost up to $3 million. CT and MRI systems are large and can weigh several tons, typically requiring significant modifications to existing healthcare facilities to safely site the CT and MRI equipment. Because of their size and weight, CT and MRI systems are usually fixed-in-place at major medical facilities. As a result, they are less accessible to primary care and rural clinics, economically developing markets, and patient bedsides. As of 2024, there are approximately 80,000 CT systems and 58,000 MRI systems worldwide, with a significant portion located in the U.S. and Japan.

While CT and MRI systems create high quality images, their use is not always practical. For example, the diagnosis and treatment of the estimated 2.5 billion people suffering from NAFLD requires ongoing surveillance of the patients’ livers to assess the progression of the disease and the efficacy of treatment. However, the use of CT and MRI systems to perform that surveillance is impractical for a number of reasons, including the high cost of the scan and the limited availability of CT and MRI systems. Patient exposure to the ionizing radiation generated by a CT system must be limited for safety reasons. Similarly, because of the strong magnetic field created by an MRI machine, patients with metal joint replacements or cardiac pacemakers may be limited for safety reasons in their use of an MRI system.

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

Ultrasound systems are more broadly available to patients than either CT or MRI systems. There are an estimated 1.6 million diagnostic ultrasound systems globally in use today. Ultrasound systems are relatively inexpensive compared to CT and MRI systems, with smaller portable ultrasound systems costing as little as $5,000 and new cart-based ultrasound systems costing between $75,000 and $200,000. Ultrasound systems are also more mobile than CT and MRI systems and many are designed to be moved by an operator from room to room, or closer to patients. Ultrasound technology does not present the same safety concerns as CT and MRI technology, since ultrasound does not emit ionizing radiation and ultrasound contrast agents are generally considered to be safe.

However, ultrasound’s imaging capabilities are more limited compared to CT and MRI technology. For example, ultrasound systems cannot measure tissue temperature during thermal ablation surgery or quantify fat to diagnose early-stage liver disease-instances where CT and MRI systems are used.

Ultrasound Market

The global diagnostic ultrasound device market size was valued at $7.7 billion in 2023 and is anticipated to expand at a CAGR of 4.07% from 2022 to 2030. These numbers include both portable and cart-based ultrasound systems, and cover all types of diagnostic ultrasound procedures, including systems intended for cardiology, prenatal and abdominal use. We do not currently intend to address cart-based ultrasound systems focused on applications in prenatal care, nor certain portable ultrasound applications such as emergency room medicine, where we believe our TAEUS technology may not substantially impact patient care. Accordingly, we estimate our addressable market for one or more of our current or future TAEUS applications to include approximately 700,000 ultrasound systems currently in use throughout the world, in addition to other types of capital equipment.

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

Our Solutions

Our TAEUS technology uses a pulsed energy source-specifically, RF—to generate ultrasonic waves in tissue. These waves are then detected with ultrasound equipment and used to create high-contrast images and other forms of data using our proprietary algorithms. Unlike conventional ultrasound, which creates images based on the scattering properties of tissue, thermoacoustic imaging provides tissue absorption maps of the pulsed energy, similar to those generated by CT scans. Ultrasound is only utilized to transmit the absorption signal to the imaging system outside of the body.

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

We believe that our TAEUS technology has the potential to add a number of new capabilities to conventional ultrasound and other types of capital equipment, thereby enhancing the utility and extending the use of these technologies to circumstances that either currently require the use of expensive CT or MRI imaging systems, where imaging is not practical using existing technology, or where other assessment tools such as surgical biopsy are required. To demonstrate the capabilities of our TAEUS platform, we have conducted various internal ex-vivo laboratory experiments and limited internal in-vivo large animal studies. In our ex-vivo and in-vivo testing, we have demonstrated that the TAEUS platform has the following capabilities and potential clinical applications:

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

TAEUS platforms will provide two-dimensional imaging with a transducer composed of multiple receive elements. The RF source and applicator would be similar to those in the first-generation product but the multi-element transducer would allow for multiple applications including: reading tissue composition, temperature, vascular flow, tissue perfusion, and other potential applications. Ultimately, we expect our technology will be incorporated into conventional ultrasound systems and our business model will transition from producing stand-alone systems to licensing our technology, IP and specialized components to ultrasound OEMs. Existing ultrasound equipment already includes power supplies, computation, high speed electronics, and ultrasound transducers, which may be leveraged by our thermoacoustic imaging applications. The RF source and applicator are the principal hardware components that will be added to OEM ultrasound systems for the OEM fully integrated form of our product.

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

TAEUS System for the Early Assessment and Monitoring of Nonalcoholic Fatty Liver Disease, or NAFLD

Our first TAEUS platform application focuses on quantifying fat in the liver and stage progression of NAFLD which, untreated, can progress to NASH, fibrosis, cirrhosis and liver cancer. In 2022, over 2 billion people globally were estimated to be affected by NAFLD. The World Gastroenterology Organization considers NAFLD/NASH a global pandemic affecting rich and poor countries alike. Obesity, hepatitis, and diabetes are leading contributors to the development of NAFLD.

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

Billions of dollars are spent annually on the global diagnosis and treatment of NAFLD and related liver diseases. In the United States, annual direct medical costs for NAFLD were estimated in 2016 to be $103 billion, and in the Europe-4 countries (Germany, France, Italy, and United Kingdom), about €35 billion. Patients diagnosed with NAFLD and related liver diseases are typically treated with available therapies such as statins, insulin sensitizers and other compounds and are encouraged to adopt lifestyle changes to reduce their weight and improve their overall health. Glucagon-like peptide 1 (GLP-1) agonists, used for the treatment of type 2 diabetes and obesity are also being evaluated in connection with the reduction of liver fat.

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

Potential Licensing and Partnership Opportunities

A pipeline of 20+ pharmaceutical compounds targeting liver disease are in development by companies such as Viking Therapeutics, Inventiva, Madrigal Pharmaceuticals, Inc., Akero Therapeutics and Regeneron Pharmaceuticals. The pharmaceutical industry’s increased presence in the liver disease space represents a synergistic opportunity for ENDRA, as early detection of NAFLD could enable prescription of drug treatment at the most advantageous time for patients. The companies can also benefit from simpler, non-invasive measurements of biomarkers, such as liver fat, in the clinical stage. To this end, in March 2021, ENDRA announced a collaboration agreement with Hepion Pharmaceuticals to incorporate TAEUS as an add-on technology to support Hepion’s patient screening and biomarker measurements during its Phase 2b study of its lead drug candidate, and is working with Hepion to identify a target site at which to utilize TAEUS.

In April 2016, we entered into a Collaborative Research Agreement with GE Healthcare. Under the terms of the agreement, GE Healthcare has agreed to assist us in our efforts to commercialize our TAEUS technology for use in a fatty liver application by, among other things, providing equipment and technical advice, and facilitating introductions to GE Healthcare clinical ultrasound customers. In return for this assistance, we have agreed to afford GE Healthcare certain rights of first offer with respect to manufacturing and licensing rights for the target application. More specifically, we have agreed that, prior to commercially releasing our NAFLD TAEUS application, we will offer to negotiate an exclusive ultrasound manufacturer relationship with GE Healthcare for a period of at least one year of commercial sales. The commercial sales would involve, within our sole discretion, either our commercially selling GE Healthcare ultrasound systems as the exclusive ultrasound system with our TAEUS fatty liver application embedded, or GE Healthcare being the exclusive ultrasound manufacturer to sell ultrasound systems with our TAEUS fatty liver application embedded. The agreement with GE Healthcare does not prevent us from selling our TAEUS fatty liver application technology to distributors or directly to non-manufacturer purchasers. Additionally, the agreement provides that (1) prior to offering to license any of our TAEUS fatty liver application intellectual property to a third party, we will first offer to negotiate to license our TAEUS fatty liver application intellectual property to GE Healthcare and (2) prior to selling any equity interests to a healthcare device manufacturer, we must first offer to negotiate in good faith to sell such equity interests to GE Healthcare. The agreement is subject to termination by either party upon not less than 60 days’ notice. On December 16, 2022, we and GE Healthcare entered into an amendment to our agreement, extending its term to December 16, 2024.

Clinical Studies

In 2018, we received authorization to commence the first human studies in healthy volunteers with our TAEUS clinical system targeting NAFLD, guiding our algorithm development, and comparing our technology to MRI. The feasibility study was conducted in collaboration with the Robarts Research Institute in London, Canada. We reported the completion of this 50-subject study and top-level findings in September 2019. The data collected from the study, including additional usability inputs, was included in our TAEUS liver device technical file submission for device CE mark. Additionally, in 2019, we entered into clinical evaluation agreements with Rocky Vista University College of Osteopathic Medicine (RVUCOM) and the University of Pittsburgh Medical Center (UPMC) and in 2020 with the Medical College of Wisconsin (MCW), Universitätsmedizin der Johannes Gutenberg-Universität Mainz and Centre Hospitalier Universitaire d’Angers, France (CHU Angers). In 2021, we established clinical evaluation agreements with Inselspital University Hospital in Bern, Switzerland, and King's College Hospital - London, in the United Kingdom. In 2022, we established a clinical collaboration with Shanghai General Hospital (China). As of December 31, 2023, the Company had in effect seven clinical evaluation agreements.

Commercialization

We received CE mark approval for our TAEUS FLIP (Fatty Liver Imaging Probe) system in March 2020, indicating that the TAEUS FLIP system complies with all applicable European Directives and Regulations in the European Union (“EU”) and other CE mark geographies, including the 27 EU member states. In support of our commercialization efforts in the EU, we have a full time sales representative in each of France, the United Kingdom, and Germany and expect to expand marketing efforts into other CE markets as we grow. We actively attend various trade shows and clinical conferences across the UK and EU to drive our marketing presence amongst medical professionals that constitute our target market. We have also entered into agreements with clinical evaluation sites in Switzerland, Germany, UK and France to collect clinical evidence with the aim to underscore the clinical utility of the TAEUS device for assessing NAFLD.

We are pursuing FDA premarket clearance of our TAEUS FLIP system to enable sales in the United States. See further discussion above in “Item 1. Business – Overview.”

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

Thermoablation involves the use of heat or cold to remove malfunctioning or diseased tissue in surgical oncology, cardiology, neurology, gynecology, urology and cosmetology applications. Thermoablative technologies include RF, microwave, laser and cryogenic ablation. The global radiofrequency ablation devices market size was valued at approximately $3.6 billion in 2021 and is expected to surpass $10.2 billion by 2030, representing a CAGR of 11% during the forecast period (2022-2030).

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

As of December 31, 2023, we maintained a patent portfolio consisting of forty (40) patents issued in the United States and thirty-two (32) issued patents in foreign jurisdictions, four (4) patent applications pending in the United States and twenty-three (23) patent applications pending internationally relating to our technology. These patents and patent applications largely cover certain innovations relating to fat imaging, fat quantitation, and temperature monitoring in the liver and other tissues.

Each of our utility patents generally has a term of 20 years from its respective priority (earliest filing) date. Design patents have a term of 14 years from the filing date of the respective application. Among our issued utility patents in the U.S., the first patent is set to expire in 2033 and the last patent is set to expire in 2041.

In November 2023, we engaged PatentVest, Inc. (“PatentVest”), a specialized consulting firm focused on intellectual property valuation, intellectual property portfolio management and intellectual property M&A for clients seeking to protect and leverage their intellectual property portfolio for growth. Pursuant to a Consulting Services Agreement (the “Services Agreement”) between the Company and PatentVest, PatentVest will undertake a comprehensive assessment of our technology and intellectual property portfolio and work with the Company to create an intellectual property strategy and corresponding plan. Pursuant to the Services Agreement, the Company agreed to pay PatentVest strictly through the issuance of restricted shares of the Company’s common stock.

Sales and Marketing

In parallel to securing all necessary government marketing approvals, we have hired a small sales and marketing team to engage and support channel partners and clinical customers in primary geographic markets - initially in France, the UK, and Germany, expected to be followed in the U.S. after FDA approval. We also intend to partner with several geographically-focused independent medical device equipment distributors to market and sell our TAEUS applications in secondary markets. For instance, we have entered into a distribution agreement with a third-party covering future sales in Vietnam. We believe that these distributors have existing customer relationships, a strong knowledge of diagnostic imaging technology and the capabilities to support the installation, customer training and post-sale service of capital equipment and software.

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

Based on our design work and our understanding of the medical capital equipment market, we intend to price our initial liver TAEUS system at a price point of approximately $65,000, which we believe could enable clinical purchasers to recoup their investment in less than one year by performing a relatively small number of additional procedures, initially paid out-of-pocket by patients until government and private insurance reimbursement is secured for the TAEUS liver procedures.

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

Engineering, Design and Manufacturing

Development of TAEUS Device

We contracted with StarFish Product Engineering, Inc. (“StarFish”), a medical device contract manufacturing company, to develop ENDRA’s prototype TAEUS device into a clinical product that met CE regulatory requirements required for regulatory clearance in the EU. We leveraged StarFish’s expertise for the preparation and submission of our CE Technical File documentation, submitted in December 2019, which enabled us to secure the CE Mark for the TAEUS liver application in March 2020. We also leveraged StarFish’s expertise for preparation of documentation for the 510(k) submission made to the FDA in June 2020 and our de novo submission to the FDA in the third quarter of 2023. The relationship with StarFish has expanded and now Starfish is our designated contract manufacturing partner for the TAEUS® liver system. As the contract manufacturer, StarFish sources components internally or via third party suppliers.

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

In March 2020, we received a positive certification from a government-accredited group (“Notified Body”) for our NAFLD TAEUS application, enabling us to market this application in the EU with the necessary CE Mark. The certification, which has been issued under the then applicable framework of the Medical Device Directive but taking into consideration the transitionary provisions of the MDR, should initially expire in May 2024 and re-certification under the MDR will be required in order to continue marketing of the application in the EU. However, there is currently a significant lag for recertification of medical devices under the MDR, due to the requirement to have the competent Notified Bodies be re-designated for purposes of the MDR, as there is a shortage of available Notified Bodies that have already been re-designated for all the medical devices requiring (re-)certification. In light of this development, in February 2023, the European Parliament adopted a Regulation to amend the MDR transition period and to remove the sell-off provisions in the MDR. Specifically, through the newly adopted Regulation the validity of the CE certification for Class I, Class IIa and certain Class IIb devices (which includes ENDRA’s Class IIa device) has been extended until December 31, 2028, subject to certain conditions (including, among others, continued compliance with the MDR, no significant changes to design or intended purpose, a quality management system, and engagement with a Notified Body to obtain conformity assessment). ENDRA is working with its Notified Body to ensure a timely MDR CE Mark transition, while aligning to the extended transition deadline.

In June 2020, we submitted to the FDA our application under the Federal Food, Drug and Cosmetic Act (the “FD&C Act”) to sell our NAFLD TAEUS application in the United States. The application was submitted for clearance under Section 510(k) of the FD&C Act. Following meetings with the FDA in connection with its review of our application, we determined that the 510(k) pathway was not the optimal option due to the novel nature of our TAEUS system and, in February 2022, announced that we would pursue the “de novo” pathway to request the classification of our NAFLD TAEUS application as a Class II device, as described below under “FDA Approval or Clearance of Medical Devices”. In the third quarter of 2023, we submitted a de novo request to the FDA that included as support clinical data gathered from human studies comparing liver fat measurements by our TAEUS device to measurements by MRI-PDFF. In the fourth quarter of 2023, the FDA sent us an AI request related to our de novo application. Since we received the AI request, we have had several interactions with the FDA and have provided additional information. In order to fully respond to the FDA’s questions, we will need to compile additional clinical data, provide additional device test data, and respond to cybersecurity related questions in a new de novo submission. We have a scheduled in-person pre-submission meeting with the FDA in the second quarter of 2024. We currently anticipate completing the necessary clinical studies by the fourth quarter of 2024 and submitting the new de novo request to the FDA in the first half of 2025.

We expect that, should we be successful in obtaining the FDA’s grant of our de novo request, we will have clearance to market the liver fat fraction TAEUS application in the U.S. with specific tissue fat content claims. However, we will need to obtain additional FDA clearances to be able to make diagnostic claims for fatty tissue content determination. Accordingly, to support our commercialization efforts we expect that, following receipt of the FDA’s grant of our initial de novo request, we would submit one or more additional applications to the FDA, each of which would need to include additional clinical trial data, so that following receipt of the necessary clearances we may make those diagnostic claims. We believe these additional applications will be eligible for submission under Section 510(k) following the reclassification that would be established by the FDA’s grant of the de novo request for our liver fat fraction TAEUS device.

Regulation

European Union

The primary regulatory environment in Europe is the European Union. In the European Union, applications incorporating our TAEUS technology are regulated as Class IIa medical devices. As described above, our NAFLD TAEUS application has received, and we expect our future applications will need to receive, a CE mark from an appropriate Competent Authority or Notified Body, as the case may be, as a result of successful review of one or more submissions prepared by our contract engineering and manufacturer(s), so that such applications can be marketed and distributed within the European Economic Area. Each of our applications will be required to be regularly recertified for CE marking, which recertification may require an annual audit. The audit procedure, which will include on-site visits at our facility, and the contract manufacturer’s(s’) facility(ies), will require us to provide the contract manufacturer(s) with information and documentation concerning our quality management system and all applicable documents, policies, procedures, manuals, and other information. Additionally, in order to import our devices into various EU countries, we must comply with the Restriction of Hazardous Substances Directive (“RoHS”) and the Registration, Evaluation, Authorisation and Restriction of Chemicals (“REACH”).  We have undertaken initial processes to meet compliance with RoHS and REACH and will need to ensure that we and our suppliers are compliant with these laws to do business in the European Union.

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

We also must comply with data privacy regulations in the European Union and the UK. The collection and use of health data and other personal data including data collected in clinical trials is governed in the EU by the General Data Protection Regulation (“GDPR”), which imposes substantial obligations upon companies and new rights for individuals. The GDPR also forms part of the law of Great Britain (England and Wales, Scotland and Northern Ireland) by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (“UK GDPR”). Failure to comply with the GDPR may result in fines of the higher of (i) €20,000,000 or (ii) 4% of the preceding fiscal year’s total annual global revenues of the noncompliant company, among other administrative penalties. Although we do not expect to obtain possession of any personal data from the operation of our products, the GDPR has increased our responsibility and potential liability in relation to personal data involved in the operation of our products, and we may be required to implement additional measures in order to comply with the GDPR and with other laws, rules, regulations and standards in the EU and UK relating to privacy and data protection. This may be onerous and if our efforts to comply with GDPR or other applicable laws, rules, regulations and standards are not successful, or are perceived to be unsuccessful, it could adversely affect our business.

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

In many instances, the 510(k) pathway for product marketing requires only non-clinical testing as proof of substantial equivalence to a lawfully marketed predicate device for a given indication. However, in some instances the FDA may require clinical studies to demonstrate substantial equivalence to the predicate device. Whether clinical data is provided or not, the FDA may decide to reject the substantial equivalence argument we present. If that happens, the device is automatically designated as a Class III device, unless the sponsor requests a risk-based classification determination for the device in accordance with the “de novo” process, which may determine that the new device is of low to moderate risk and that it can be appropriately be regulated as a Class I or II device. In the de novo process, the FDA must determine that general and special controls are sufficient to provide reasonable assurance of the safety and effectiveness of a device which has no predicate. Upon receipt of a de novo request, the FDA will conduct an acceptance review to assess the completeness of the application and whether it meets the minimum threshold of acceptability. If the de novo request is accepted for substantive review, the FDA will conduct a classification review of legally marketed device types and analyze whether an existing legally marketed device of the same type exists, which information is used to confirm the subject device is eligible for de novo classification. During the course of review, the FDA may address any issues through interactive review or send a formal request for additional information in order for the review to proceed. If a de novo request is granted, the device may be legally marketed, and a new classification is established. If the device is classified as Class II, the device may serve as a predicate for future 510(k) submissions. If the device is not approved through de novo review, then it must go through the standard PMA process for Class III devices, which generally requires extensive pre-clinical and clinical trial data and involves an inspection of the manufacturer’s facilities for compliance with quality system requirements as well as a review period during which an FDA advisory committee may be convened to review the application and make a recommendation to the FDA regarding its approval.

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

•	ensuring the traceability of all devices placed onto the market by the manufacturer, including through a unique devise identification system;

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

•	preparing of post-marketing surveillance reports and additional studies on the medical devices; and

•	regular (and, if required, ad hoc) reporting to the competent authorities in accordance with MDR.

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

Other Regulations

We and our contractors must comply with numerous federal, state and local laws relating to matters such as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and hazardous substance disposal. Furthermore, we are subject to various reporting requirements including those prescribed by the Affordable Care Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act. We cannot be sure that we will not be required to incur significant costs to comply with these laws and regulations in the future or that these laws or regulations will not adversely affect our business, financial condition, and results of operations. Unanticipated changes in existing regulatory requirements or the adoption of new requirements could adversely affect our business, financial condition, and results of operations.

We are also become subject to regulations and product registration requirements in foreign countries in which we have received approval may sell our TAEUS liver device, including in the areas of product standards, packaging requirements, labeling requirements, import and export restrictions and tariff regulations, duties and tax requirements. Additionally, third parties designing, manufacturing or conducting human studies of our devices are subject to local regulations, such as those of Health Canada. The time required to obtain clearance required by foreign countries may be longer or shorter than that required for EMA or FDA clearance, and requirements for licensing a product in a foreign country may differ significantly from EMA and FDA requirements.

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

Competition

While we believe that we are the only company developing RF-based thermoacoustic ultrasound products, we face direct and indirect competition from a number of competitors, many of whom have greater financial, sales and marketing and other resources than we do, and offer alternatives to RF-based thermoacoustic technology for measuring the fat content of liver with ultrasound machines.

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

Employees

As of December 31, 2023, we had 21 employees, all of whom are employed on a full-time basis. Twelve full-time employees were engaged in research and development activities, three full-time employees were engaged in sales activities, three full-time employees were engaged in product assembly, and three full-time employees were engaged in administrative activities. Geographically, we employ fifteen people in the United States, three people in Canada, one person in France, one person in Germany and one person in the United Kingdom. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

We also employ technical advisors, on an as-needed basis, to supplement existing staff. We believe that these technical advisors provide us with necessary expertise in clinical ultrasound applications, ultrasound technology, and intellectual property.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all other information contained in this Annual Report, including our financial statements and the related notes, before investing in our securities. The risks and uncertainties described below are not the only ones we face but include the most significant factors currently known by us that make investing in our securities speculative or risky. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our securities could decline, and you may lose some or all of your investment.

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

Risks Related to our Business

•	We have a history of operating losses, we may never achieve or maintain profitability, and we will need to raise significant additional capital if we are going to continue as a going concern.

•	Our efforts may never result in the successful development of commercial applications based on our TAEUS technology, on which our success is substantially dependent.

•	Our TAEUS platform applications may not achieve adequate market acceptance by the physicians, patients, third-party payors and others in the medical community.

•	The outbreak of pandemics, such as COVID-19, could adversely impact our business, including our pre-sales activities, clinical trials and ability to obtain regulatory approvals.

•	We may not remain commercially viable if there is an inadequate level of reimbursement by governmental programs and other third-party payors for our planned products or associated procedures.

•	We have limited resources and depend on third parties to design and manufacture, and seek regulatory approval of, our TAEUS applications.

•

We will need to develop marketing and distribution capabilities both internally and through our relationships with third parties in order to sell any of our TAEUS products receiving regulatory approval.

•	Competition in the medical imaging market is intense and we may be unable to successfully compete.

•	We market our TAEUS liver device in the EU and are subject to the risks of doing business outside of the United States.

•	We depend on our senior management team and the loss of one or more key employees or an inability to attract and retain highly skilled employees could harm our business.

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

Risks Related to Owning Our Securities

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

•

Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our at-the-market offering program or equity incentive plan, could result in dilution of the percentage ownership of our stockholders and could cause the price of our securities to fall.

•	Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

General Risk Factors

•	Our business is affected by macroeconomic conditions.

•	Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

•	The ongoing military action in Ukraine and the Middle East could have negative impact on the global economy, which could materially adversely affect our business, operations, operating results and financial condition.

•	Our business could be negatively impacted by corporate social responsibility and sustainability matters.

Risks Related to Our Business

We have a history of operating losses and will need to raise significant additional capital to continue our business and operations. If we are unable to raise capital or secure financing on favorable terms, or at all, to meet our capital and operating needs, we will be forced to delay or reduce our product development program and commercialization efforts, which would have a material adverse effect on our business.

We are experiencing financial and operating challenges. We have only generated limited revenues to date and have a history of losses from operations. As of December 31, 2023, we had an accumulated deficit of $91.9 million. Our independent registered public accounting firm, in its report on our financial statements for the year ended December 31, 2023, has raised substantial doubt about our ability to continue as a going concern. To remain viable, we will require additional capital in the near term to proceed with the commercialization of our planned TAEUS applications and to meet our growth targets. Our near-term capital needs include supporting the hiring of personnel, payroll and benefits, continued scientific and potential product research and development, clinical studies to support our FDA de novo submission, expenses associated with the development of relationships with strategic partners, intellectual property development and prosecution, funding the costs of seeking regulatory approval of TAEUS applications, expanding our sales and marketing infrastructure, capital expenditures, working capital, responses to business opportunities, and general and administrative expenses.

We are actively exploring additional sources of liquidity and may seek to raise such capital through, among other means, public or private equity offerings (including sales of our common stock under our at-the-market equity offering program), debt financings, corporate collaborations and/or licensing arrangements. However, general market conditions or the market price of our common stock may not support these capital raising transactions on terms favorable to us, or at all. If we are unable to obtain adequate financing or financings on terms satisfactory to us when we require it, we will be forced to undertake capital preservation measures that may include delaying or reducing our product development programs and commercialization efforts, materially curtailing or eliminating our operations, selling or disposing of our rights or assets, pursuing a sale or other strategic transactions, or undergoing restructuring or insolvency proceedings. Factors that could limit our ability to raise additional capital after this offering include, among other matters:

•	the expectation that we will continue to incur losses and generate negative cash flows from operations;

•	our substantially limited liquidity and capital resources to meet our obligations as they become due;

•	the potential that our common stock will be delisted by Nasdaq in the event we fail to maintain compliance with the minimum bid price requirement; and

•	risks and uncertainties that are described in more detail in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections in this Annual Report on Form 10-K.

To date, we have financed our operations through the net proceeds from offerings of common and preferred stock, warrants and convertible notes. Our future funding requirements will depend on many factors, including, but not limited to:

•	the costs, timing and outcomes of regulatory reviews associated with our future products, including TAEUS applications;

•	the progress, timing, costs and outcomes of our clinical studies, including the ability to timely enroll patients in such clinical trials;

•	the costs and expenses of expanding our sales and marketing infrastructure;

•	the costs and timing of developing variations of our TAEUS applications and, if necessary, obtaining regulatory clearance of such variations;

•	the degree of success we experience in commercializing our products, particularly our TAEUS applications;

•	the extent to which our TAEUS applications are adopted by hospitals for use by primary care physicians, hepatologists, radiologists and oncologists for diagnosis of fatty liver disease and the thermal ablation of lesions;

•	the number and types of future products we develop and commercialize;

•	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

•	the extent and scope of our general and administrative expenses;

•	the outcome, timing and cost of regulatory approvals, including the potential that the FDA or comparable regulatory authorities may require that we perform more studies than those that we currently expect;

•	the amount of sales and other revenues from technologies and products that we may commercialize, if any, including the selling prices for such potential products and the availability of adequate third-party reimbursement;

•	the terms and timing of any potential future collaborations, licensing or other arrangements that we may establish;

•	cash requirements of any future acquisitions and/or the development of other products;

•	the costs of operating as a public company;

•	the cost and timing of completion of commercial-scale, outsourced manufacturing activities; and

•	the time and cost necessary to respond to technological and market developments.

Our TAEUS platform applications may not achieve adequate market acceptance by physicians, patients, third-party payors and others in the medical community.

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

Public health crises, such as COVID-19 or other similar pandemics in the future, can adversely impact our business, including our pre-sales activities, clinical trials and ability to obtain regulatory approvals.

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

Although we have completed a number of studies with respect to our TAEUS liver device, we have limited data regarding the efficacy of other TAEUS platform applications. Since our success depends in large part on the medical and third-party payor community’s acceptance of our TAEUS applications, even if we receive regulatory approval for our applications, we believe that we will need to obtain additional clinical data from users of our applications to persuade medical professions to use our applications. We may also be required to conduct post-approval clinical testing to obtain such additional data. Clinical testing is expensive, can take a significant amount of time to complete and can have uncertain outcomes. Negative results of these clinical studies could have a material, adverse impact on our business.

We cannot be certain that results from limited human studies of our TAEUS liver device will be indicative of future studies or that any of our TAEUS applications will be successfully commercialized.

To successfully commercialize any application based on our TAEUS platform technology, we expect it will be necessary to conduct various pre-clinical and human studies to demonstrate that the product is safe and effective for human use. For instance, we have conducted a number of human studies with respect to our TAEUS liver device. These studies have initially demonstrated a meaningful correlation between the measurement of liver fat by our TAEUS FLIP product and by MRI-PDFF. However, there can be no assurance that results from these studies are indicative of results that would be achieved in future studies of this or any future TAEUS applications, which may be required in order for our applications incorporating our technology to obtain or maintain regulatory approval. Even if clinical trials or other studies demonstrate the safety and effectiveness of any applications of our technology and the necessary regulatory approvals are obtained, the commercial success of any of such application will depend upon their acceptance by patients, the medical community, and third-party payers and on our partners’ ability to successfully manufacture and commercialize a device for such application.

Our limited commercial experience makes it difficult to evaluate our business, predict our future results or forecast our financial performance and growth.

We discontinued our initial pre-clinical Nexus 128 product in 2019 and our TAEUS liver device has obtained CE mark approval but has not yet been fully commercialized. This limited commercial experience makes it difficult to evaluate our business, predict our future results or forecast our financial performance and growth. If our assumptions regarding the risks and uncertainties we face, which we use to plan our business, are incorrect or change due to circumstances in our business or our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

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

We have limited experience selling our products and will need to develop marketing, sales and distribution capabilities in order to sell our TAEUS applications that receive the necessary regulatory approval. We have limited experience managing a sales force and customer support operations and may be unable to attract, retain and manage the collaborative manufacturing and distribution arrangements or the specialized workforce necessary to successfully commercialize our products. In addition, our sales and marketing organization must effectively explain the uses and benefits of our products as compared to alternatives in order to promote market acceptance and demand for our products. Although we have begun to hire a small internal sales and marketing team to engage and support channel partners and clinical customers, further developing these functions will be time-consuming and expensive and our efforts may not be successful.

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

Our competitors include producers of CT and MRI systems that include multi-national corporations such as Royal Philips, Siemens AG and Fujifilm Corporation, many of whom also manufacture and sell ultrasound equipment. In the NAFLD diagnosis market we will compete with makers of surgical biopsy tools, such as Cook Medical and Sterylab S.r.l. In the thermal ablation market, we will compete with manufacturers of surgical temperature probes, such as Medtronic plc and St. Jude Medical, Inc. These competitors and other potential competitors have substantially greater financial, technical and other resources, such as larger R&D staff, more robust manufacturing capabilities and more experienced marketing and manufacturing organizations. These competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than TAEUS applications that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization and market penetration than us. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against those of our competitors.

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

We intend to market our approved TAEUS applications globally, and currently market our TAEUS liver probe in the EU, and are therefore subject to the risks of doing business outside of the United States.

Because we intend to market our approved TAEUS applications globally, and currently market our TAEUS liver probe in the EU, our business is subject to risks associated with doing business globally. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:

•	changes in a specific country’s or region’s political and cultural climate or economic condition;

•	local outbreaks of sickness or disease;

•	war or terrorist attack, including cyberterrorism;

•	unexpected changes in laws and regulatory requirements in local jurisdictions;

•	difficulty of effective enforcement of contractual provisions in local jurisdictions;

•	inadequate intellectual property protection in certain countries;

•	trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the United States Department of Commerce and fines, penalties or suspension or revocation of export privileges;

•	effects of applicable local tax structures and potentially adverse tax consequences; and

•	significant adverse changes in currency exchange rates.

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

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the FD&C Act and similar laws of other countries, or the rules and regulations of the FDA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies; comply with manufacturing standards we establish; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. For any products for which we obtain regulatory approval and begin commercializing in Europe, China or the United States, respectively, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. Our sales team in the European Union marketing our TAEUS liver probe are subject to these laws, as well as regulations that restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commissions, certain customer incentive programs and other business arrangements generally. It is not always possible to identify and deter misconduct by employees and other parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

Misdiagnosis, warranty and other claims, as well as product field actions and regulatory proceedings, initiated against us could increase our costs, delay or reduce our sales and damage our reputation, adversely affecting our financial condition.

Our business exposes us to the risk of malpractice, warranty or product liability claims inherent in the sale and support of medical device products, including those based on claims that the use or failure of one of our products resulted in a misdiagnosis or harm to a patient. Although to date we have not been involved in any medical malpractice or product liability litigation, we may incur significant liability if such litigation were to occur. If we cannot successfully defend ourselves against product liability or related claims, we may incur substantial liabilities or be required to limit the distribution of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for our products;

•	injury to our reputation and negative media attention;

•	initiation of investigations by regulators and adverse impacts to our ability to obtain regulatory approvals;

•	costs to defend the related litigation;

•	a diversion of management’s time and our resources;

•	substantial monetary awards to trial participants or patients;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	exhaustion of any available insurance and our capital resources;

•	the inability to commercialize a product at all or for particular applications; and

•	a decline in the price of our securities.

Although we currently maintain liability insurance in amounts that we believe are commercially reasonable, any liability we incur may exceed our insurance coverage. Our insurance policies may also have various exclusions, and we may be subject to a claim for which we have no coverage. Liability insurance is expensive and may cease to be available on acceptable terms, if at all. A malpractice, warranty, product liability or other claim or product field action not covered by our insurance or exceeding our coverage could significantly impair our financial condition. In addition, a product field action or a liability claim against us could significantly harm our reputation and make it more difficult to obtain the funding and commercial relationships necessary to maintain our business.

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

Much of our value arises from our proprietary technology and intellectual property for the design, manufacture and use of medical imaging systems, including development of our TAEUS applications. We rely on patent, copyright, trade secret and trademark laws to protect our proprietary technology and limit the ability of others to compete with us using the same or similar technology. Third parties may infringe or misappropriate our intellectual property, which could harm our business. Additionally, any patents issued to us may be challenged by third parties as being invalid, or third parties may independently develop similar or competing technology that avoids our patents. Should such challenges be successful, competitors might be able to market products and use manufacturing processes that are substantially similar to ours. Consequently, we may be unable to prevent our proprietary technology from being exploited abroad, which could affect our ability to expand to international markets or require costly efforts to protect our technology. Our failure to secure, protect and enforce our intellectual property rights could substantially harm the value of our TAEUS platform, brand and business. See the section of this Annual Report titled “Intellectual Property” under “Item 1. Business” for further information on our Intellectual Property portfolio.

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

The medical device industry has been characterized by extensive litigation regarding patents, trademarks, trade secrets, and other intellectual property rights, and companies in the industry have used intellectual property litigation to gain a competitive advantage. It is possible that U.S. and foreign patents and pending patent applications or trademarks controlled by third parties may be alleged to cover our products, or that we may be accused of misappropriating third parties’ trade secrets. Other medical imaging market participants, many of which have substantially greater resources and have made substantial investments in patent portfolios, trade secrets, trademarks, and competing technologies, may have applied for or obtained or may in the future apply for or obtain, patents or trademarks that will prevent, limit or otherwise interfere with our ability to make, use, sell and/or export our products or to use product names. We may become a party to patent or trademark infringement or trade secret claims and litigation as a result of these and other third-party intellectual property rights being asserted against us. The defense and prosecution of these matters are both costly and time consuming. Vendors from whom we purchase hardware or software may not indemnify us in the event that such hardware or software is accused of infringing a third party’s patent or trademark or of misappropriating a third party’s trade secret.

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

We are currently in a transitional period, where our existing certified products will be required to continue to comply with applicable medical device directives (including the Medical Devices Directive and the Active Implantable Medical Devices Directive) and with the Medical Device Regulation to obtain CE mark certification in order to continue or commence marketing medical devices. The CE mark is applied following approval from a Notified Body or declaration of conformity. It is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives or the MDR, as the case may be. CE mark approvals issued prior to May 26, 2021 will, subject to certain conditions (including, among others, continued compliance with the MDR, no significant changes to design or intended purpose, a quality management system, and engagement with a notified body to obtain conformity assessment), remain valid until December 31, 2028. In March 2020, we received CE mark approval for our TAEUS FLIP (Fatty Liver Imaging Probe) System. The CE marking indicates that TAEUS complies with all applicable regulations in the EU, and other CE mark geographies, including the 27 EU member states. We believe that future TAEUS applications will qualify for sale in the European Union as Class IIa medical devices. The MDR requires a clinical evaluation for all medical devices and clinical trials for selected medical devices to be (re-)certified under the rules of the MDR. Depending on the classification of our applications, future CE mark certifications or recertification of our applications may require additional clinical evaluations or trials, as the case may be.

We are also required to comply with the regulations of each other country where we commercialize products, such as the requirement that we obtain approval from the FDA and the China Food and Drug Administration before we can launch new products in the United States and China, respectively.

Our NAFLD TAEUS device is being reviewed under a “de novo” process for a risk-based classification determination whether the device is of low to moderate risk and that it can be appropriately regulated as a Class II device and thereby eligible for 510(k) clearance. While the 510(k) pathway for product marketing typically requires only non-clinical testing proof of substantial equivalence to a lawfully marketed predicate device for a given indication, the FDA has requested clinical studies to support a reclassification to a lower risk class via the de novo process. Even with the clinical data we expect to provide with the de novo submission for our NAFLD TAEUS device, the FDA may decide to reject the request to classify the device into Class II. If that happens, the device will be regulated as a Class III device and we will be required to fulfill more rigorous PMA requirements. Thus, although at this time we do not anticipate that we will be required to do so, it is possible that our NAFLD TAEUS device may require approval by means of a PMA.

We may not be able to obtain the necessary clearances or approvals or may be unduly delayed in doing so, which could harm our business.

Even if we obtain regulatory approval for our TAEUS device, our product will remain subject to regulatory oversight.

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

We have experienced and may in the future experience delays and other difficulties in enrolling a sufficient number of patients in our clinical trials which could delay or prevent the receipt of necessary regulatory approvals.

We may not be able to initiate or complete as planned any clinical trials if we are unable to identify and enroll a sufficient number of eligible patients to participate in the clinical trials required by the FDA or other regulatory authorities. We also may be unable to engage a sufficient number of clinical trial sites to conduct our trials.

We may face challenges in enrolling patients to participate in our clinical trials. Patients suffering from diseases within target indications may enroll in competing clinical trials, which could negatively affect our ability to complete enrollment of our trials. Additionally, enrollment may be delayed by unforeseen circumstances, as occurred with the COVID-19 pandemic. Enrollment challenges in clinical trials often result in increased development costs for a product candidate, significant delays and potentially the abandonment of the clinical trial.

We may have other delays in completing our clinical trials and we may not complete them at all.

Since we lack significant experience in completing clinical trials and bringing a medical device through commercialization, we have hired outside consultants with such experience. Clinical trials for our TAEUS device may be delayed or terminated as a result of many factors, including the following:

•	patients failing to complete clinical trials due to dissatisfaction with the procedure, side effects, or other reasons;
•	failure by regulators to authorize us to commence a clinical trial;
•	suspension or termination by regulators of clinical research for many reasons, including concerns about patient safety, the failure of study sites and/or investigators in our clinical research program to comply with GCP requirements, or our failure, or the failure of our contract manufacturers, to comply with current cGMP requirements;
•	delays or failure to obtain clinical supply for our products necessary to conduct clinical trials from contract manufacturers;
•	treatment candidates demonstrating a lack of efficacy during clinical trials;
•	inability to continue to fund clinical trials or to find a partner to fund the clinical trials.

Any delay or failure to complete clinical trials could have a material adverse effect on our cost to develop and commercialize, and our ability to generate revenue from, our TAEUS device.

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

●        out ability to generate revenues and achieve or maintain profitability; and

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

30

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

Any or all of these factors could adversely affect our cash position requiring us to raise additional capital which may be on unfavorable terms and result in substantial dilution. Additionally, the risks surrounding our business, as well as the limited market for our common stock, have resulted, and will likely continue to result, in volatility in the price of our common stock.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future for reasons unrelated to our operating performance or prospects, and as a result, investors in our common stock could incur substantial losses.

Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future. From January 1, 2023 through December 31, 2023, intra-day trading prices of shares of our common stock on the Nasdaq Capital Market fluctuated from a low of $0.87 to a high of $5.39, and may continue to fluctuate significantly in the future. The stock market in general and the market for healthcare companies in particular have experienced extreme volatility that has often been unrelated to the operating performance of particular companies. As a result of this volatility, investors may experience losses on their investment in our common stock.

Additionally, securities of certain companies have experienced significant and extreme volatility in stock price due to a sudden increase in demand for stock resulting in aggregate short positions in the stock exceeding the number of shares available for purchase, forcing investors with short exposure to pay a premium to repurchase shares for delivery to share lenders. This is known as a “short squeeze.” These short squeezes have led to the price per share of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Many investors who have purchased shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share declines steadily as interest in those stocks abates. While we have no reason to believe our shares would be the target of a short squeeze, there can be no assurance that they will not be in the future, and you may lose a significant portion or all of your investment if you purchase our shares at a rate that is significantly disconnected from our underlying value.

Our stock is subject to minimum requirements to remain listed on the Nasdaq Capital Market, including a minimum bid price requirement, and may be delisted if it does not maintain compliance with those requirements.

On January 5, 2022, the Company received a notification letter from the Listing Qualifications Department of Nasdaq notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer met the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”).

The Company held a special meeting of the stockholders in November 2022 for the purpose of approving a reverse stock split.  Following stockholder approval, the Company filed a Certificate of Amendment to the Company’s Fourth Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-20 reverse stock split of the shares of the Company’s Common Stock, effective as of December 9, 2022 (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the Company regained compliance with the Nasdaq Minimum Bid Price Requirement. If we fall below the Minimum Bid Price Requirement again, we cannot be certain that our stockholders will approve a reverse stock split or, if approved, how the market would respond to such a reverse stock split.

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

Although our common stock is traded on the Nasdaq Capital Market, the volume of trading has historically been limited. Our average daily trading volume of our shares from January 1, 2023 to December 31, 2023 was approximately 66,369 shares. Thinly traded stock can be more volatile than stock trading in a more active public market. While we have made efforts to increase trading in our stock, we cannot predict the extent to which an active public market for our common stock will develop or be sustained. Therefore, a holder of our common stock who wishes to sell his or her shares may not be able to do so immediately or at an acceptable price.

If securities or industry analysts do not publish research reports about our business, or if they issue an adverse opinion about our business, the price of our securities and trading volume could decline.

The trading market for our securities is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the securities or industry analysts who cover us or may cover us in the future change their recommendation regarding our common stock adversely, or provide more favorable relative recommendations about our competitors, the price of our common stock would likely decline. If any securities or industry analyst who covers us or may cover us in the future were to cease coverage of us or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the price or trading volume of our common stock to decline.

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

We have not paid dividends in the past and have no plans to pay dividends.

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

General Risk Factors

Unfavorable national or global economic conditions or political developments could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the national or global economy and financial markets. For example, governmental statements, actions or policies, political unrest and global financial crises can cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, political unrest or additional global financial crises, including those resulting from the COVID-19 pandemic and the ongoing Russia-Ukraine war, Israel-Hamas war and the conflict between China and Taiwan, could result in a variety of risks to our business, including weakened demand for our products, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate, further political developments and financial market conditions could adversely impact our business.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We have established procedures for evaluating, recognizing, and managing significant risks stemming from potential unauthorized events occurring on or through our electronic information systems. These procedures comprise an important part of our overall enterprise risk management systemand are aimed at preventing, detecting, or mitigating data breaches, theft, misuse, unauthorized access, or any other security incidents or vulnerabilities affecting digitally stored data. Internally we have an Internet, Email and Computer Use Policy and all of our employees have been trained on the policy and related tools. Additionally, we employ processes to manage and identify risks arising from cybersecurity threats linked to supplier and customer relationships and our utilization of third-party technology and systems.

We adhere to a risk management framework based on applicable laws and regulations to handle cybersecurity risks across our products, services, infrastructure and corporate assets. We regularly conduct risk assessments to gauge the effectiveness of our systems, identifying areas for improvement. These processes enable us to make informed, risk-based decisions and prioritize cybersecurity measures and risk mitigation strategies. Our risk mitigation efforts encompass a range of technical and operational actions.

Our cybersecurity risks and related responses are evaluated by senior leadership, including as part of our enterprise risk assessments that are reviewed by our Board of Directors. Our management team supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents. However, we cannot guarantee that our efforts will prevent any cybersecurity incident from occurring.

As of the date of this report, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that we believe have, or are likely to, materially affect us, our business strategy, results of operations, or financial condition.

Item 2. Properties

Our principal office is located at 3600 Green Court, Suite 350, Ann Arbor, Michigan 48105-1570. We lease approximately 7,200 square feet of office and light industrial/research space under a lease that is due to expire in December 2025. The rent is $16,393 per month effective January 1, 2023, subject to moderate annual increases.

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

As of March 24, 2024, there were 23 holders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

On November 30, 2023, the Company issued 202,020 shares of restricted common stock (the “Restricted Stock”) of the Company to PatentVest, Inc. (“PatentVest”) pursuant to a Restricted Stock Agreement and Consulting Services Agreement, each with PatentVest, in exchange for certain services related to the Company’s patent portfolio.  The Restricted Stock is subject to a vesting schedule pursuant to the Restricted Stock Agreement and the shares may not be sold, assigned, transferred, pledged, hypothecated, disposed of or otherwise encumbered prior to becoming vested. The Restricted Stock was offered and sold in reliance upon the exemption from the registration set forth under Section 4(a)(2) of the Securities Act, and the regulations promulgated thereunder relating to sales by an issuer not involving any public offering, and in reliance on similar exemptions under applicable state laws.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the year ended December 31, 2023.

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

Overview

We are leveraging experience with pre-clinical enhanced ultrasound devices to develop technology for increasing the capabilities of clinical diagnostic ultrasound and other types of capital equipment, to broaden patient access to the safe diagnosis and treatment of a number of significant medical conditions in circumstances where expensive X-ray CT and MRI technology, or other diagnostic technologies such as surgical biopsy, are unavailable or impractical. Building on our expertise in thermoacoustics, we have developed a next-generation technology platform-Thermo Acoustic Enhanced Ultrasound, or TAEUS-which is intended to enhance the capability of clinical ultrasound technology and support the diagnosis and treatment of a number of significant medical conditions that currently require the use of expensive CT or MRI imaging or where imaging is not practical using existing technology.

The first-generation TAEUS application is a standalone ultrasound accessory designed to cost-effectively quantify fat in the liver and stage progression of nonalcoholic fatty liver disease (“NAFLD”), which can otherwise only be achieved today with impractical surgical biopsies or MRI scans. Subsequent TAEUS offerings are expected to be implemented via a second-generation hardware platform that can run multiple clinical software applications that we will offer TAEUS users for a licensing fee-adding ongoing customer value to the TAEUS platform and a growing software revenue stream for our Company.

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

In June 2020, we submitted a 510(k) Application to the FDA for our TAEUS Fatty Live Imaging Probe (“FLIP”) System. In February 2022, we announced that we would pursue FDA reclassification and clearance of our TAEUS FLIP System through the FDA’s “de novo” process. We subsequently voluntarily withdrew our 510(k) Application submitted a de novo request for the TAEUS system to the FDA in the third quarter of 2023. In the fourth quarter of 2023, the FDA sent us an AI request related to our de novo application. Since we received the AI request, we have had several interactions with the FDA and have provided additional information. In order to fully respond to the FDA’s questions, we will need to compile additional clinical data, provide additional device test data, and respond to cybersecurity related questions in a new de novo submission. We have a scheduled in-person pre-submission meeting with the FDA in the second quarter of 2024. We currently anticipate completing the necessary clinical studies by the fourth quarter of 2024 and submitting the new de novo request to the FDA in the first half of 2025.

Financial Operations Overview

Revenue

No revenue has been generated by our TAEUS technology, which we have not commercially sold as of December 31, 2023.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of headcount and consulting costs, and marketing and tradeshow expenses. Currently, our marketing efforts are through our website and attendance of key industry meetings and conferences. In connection with the commercialization of our TAEUS applications, we are building a small sales and marketing team to train and support global ultrasound distributors and expect to execute traditional marketing activities such as promotional materials, electronic media and participation in industry events and conferences. As of December 31, 2023, we had a full-time sales representative in each of the United Kingdom, France and Germany. We expect to continue actively adding to our sales representation and support headcount for operations in the EU in the coming quarters, and plan to begin staffing our sales efforts in the United States once we have obtained FDA approval for the sale of the NAFLD TAEUS device in that region.

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

Management makes estimates that affect certain accounts including inventory reserve, deferred income tax assets, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the period in which such adjustments are determined.

Share-based Compensation

Our Omnibus Plan permits the grant of stock options and other stock awards to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2024, the pool of shares issuable under the Omnibus Plan automatically increased by 1,717,783 shares from 1,322,169 shares to 3,039,952 shares. As of December 31, 2023, there were 663,633 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Results of Operations

Years ended December 31, 2023 and 2022

Revenue

We had no revenue during the years ended December 31, 2023 and 2022.

Cost of Goods Sold

We had no cost of goods sold during the years ended December 31, 2023 and 2022.

Research and Development

Research and development expenses were $5,003,695 for the year ended December 31, 2023, as compared to $6,554,194 for the year ended December 31, 2022, a decrease of $1,550,499 or 24%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses decreased from the prior year as we completed development of our initial TAEUS product and began focusing our spending on commercialization of the product that has been developed.

Sales and Marketing

Sales and marketing expenses were $820,554 for the year ended December 31, 2023, as compared to $1,429,150 for the year ended December 31, 2022, a decrease of $608,596, or 43%. The costs include primarily headcount and pre-selling activities for our TAEUS product line. Sales and marketing expenses decreased largely due to the departure of our Chief Commercial Officer. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the year ended December 31, 2023 were $4,696,486, compared to $5,174,215 for the year ended December 31, 2022, a decrease of $477,729, or 9%. Our wage and related expenses for the year ended December 31, 2023 were $1,554,670, compared to $2,123,291 for the year ended December 31, 2022. Wage and related expenses in the year ended December 31, 2023 included $339,696 of stock compensation expense related to the issuance and vesting of options, compared to $416,508 of stock compensation expense related to the issuance and vesting of options, for the year ended December 31, 2022. Our professional fees, which include legal, audit, and investor relations, for the year ended December 31, 2023 were $1,980,464, compared to $2,047,964 for the year ended December 31, 2022.

Other Income

Other income for the year ended December 31, 2023 was $460,485, and resulted mostly from the Employer Retention Tax Credit for employee retention in 2021 and 2022 of $413,844.

Net Loss

As a result of the foregoing, for the year ended December 31, 2023, we recorded a net loss of $10,060,250, compared to a net loss of $13,179,092 for the year ended December 31, 2022.

Near-Term Liquidity and Capital Resources

Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. As of December 31, 2023, we had an accumulated deficit of $91,930,152 and had $2,833,907 in cash. To date we have funded our operations through private and public sales of our securities and will need to raise additional funds in order to execute on our business plan, fully commercialize our TAEUS technology, and generate revenues. If we are unable to obtain adequate financing or financings in the near term on terms satisfactory to us, or at all, we may be forced to undertake additional measures, which may include delaying or reducing our product development programs and commercialization efforts, materially curtailing or eliminating our operations, selling or disposing of our rights or assets, pursuing sale or other strategic transactions, or undergoing restructuring or insolvency proceedings.

We need additional capital to allow us to continue to execute our commercialization plans through the second quarter of 2024. We are considering potential financing options that may be available to us, including sales of our common stock through our at-the-market sales program (the “ATM Program”) with Ascendiant Capital Markets, LLC. Except for the ATM Program, we have no commitments to obtain any additional funds, and there can be no assurance funds will be available in sufficient amounts or on acceptable terms. If we are unable to obtain sufficient additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The consolidated financial statements included in this Form 10-K have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2023, we incurred net losses of $10,060,250 and used cash in operations of $9,548,775. In light of our cash balance as of December 31, 2023, we will need to raise additional capital in order to fund operations through the next twelve months, and prior to any ability to fund operations from revenue generated from the sale of our products. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the year ended December 31, 2023, we used $9,548,775 of cash in operating activities primarily as a result of our net loss of $10,060,250, offset by share-based compensation of $996,430, amortization of right of use assets of $151,725, inventory reserve of $138,045, depreciation expense of $123,726, fixed assets write-off of $24,868, and net changes in operating assets and liabilities of $(923,319).

During the year ended December 31, 2022, we used $12,769,371 of cash in operating activities primarily as a result of our net loss of $13,179,092, offset by share-based compensation of $1,199,838, amortization of right of use assets of $137,597, depreciation expense of $96,661, fixed assets write-off of $1,391, and net changes in operating assets and liabilities of $(1,025,766).

Investing Activities

During the year ended December 31, 2023, we used $33,844 in investing activities related to purchases of fixed assets, and received $9,163 in proceeds from sale of fixed assets.

During the year ended December 31, 2022, we used $202,577 in investing activities related to purchases of equipment.

Financing Activities

During the year ended December 31, 2023, our financing activities provided $6,483,393 in proceeds from issuances of common stock $20,053 in proceeds from issuances of common stock warrants, and $1,014,859 in proceeds from warrant exercises.

During the year ended December 31, 2022, our financing activities provided $8,399,512 in proceeds from issuances of common stock.

Long-Term Liquidity

We have not completed the commercialization of any of our TAEUS technology platform applications. We expect to continue to incur significant expenses for the foreseeable future. We anticipate that our expenses will increase substantially as we:

•	advance the engineering design and development of our TAEUS technology;

•	acquire parts and build finished goods inventory of the TAEUS FLIP system;

•	complete regulatory filings required for marketing approval of our NAFLD TAEUS application in the United States, including clinical studies to advance our de novo application with the FDA;

•	seek to hire a small internal marketing team to engage and support channel partners and clinical customers for our NAFLD TAEUS application;

•	expand marketing of our NAFLD TAEUS application;

•	advance development of our other TAEUS applications; and

•

add operational, financial and management information systems and personnel, including personnel to support our product development, planned commercialization efforts and our operation as a public company.

It is possible that we will not achieve the progress that we expect because the actual costs and timing of completing the development and regulatory approvals for a new medical device are difficult to predict and are subject to substantial risks and delays. We have no committed external sources of funds except for the February 2024 ATM Agreement, the use of which may be limited due to registration statement rules relating to public float. We do not expect that our existing cash will be sufficient for us to complete the commercialization of our NAFLD TAEUS application or to complete the development of any other TAEUS application and we will need to raise substantial additional capital for those purposes. As a result, we will need to finance our future cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the Risk Factors section of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Off-Balance Sheet Transactions

At December 31, 2023, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

ENDRA Life Sciences Inc.

December 31, 2023

New York Office: 805 Third Avenue New York, NY 10022 212.838-5100 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ENDRA Life Sciences Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ENDRA Life Sciences Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes and schedules (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023 and 2022 in conformity with accounting principles generally accepted in the United States of America.

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

New York, NY

March 28, 2024

New York, NY   Washington DC   Mumbai & Pune, India   Boca Raton, FL

San Francisco, CA   Las Vegas, NV   Beijing, China   Athens, Greece

Member: ANTEA International with affiliated offices worldwide

ENDRA Life Sciences Inc.

Consolidated Balance Sheets

	December 31,	December 31,
Assets	2023	2022
Current Assets
Cash and cash equivalents	$2,833,907	$4,889,098
Prepaid expenses	198,905	490,299
Total Current Assets	3,032,812	5,379,397
Non-Current Assets
Inventory	2,622,865	2,644,717
Fixed assets, net	111,782	235,655
Right of use assets	354,091	505,816
Prepaid expenses, long term	626,610	502,576
Other assets	5,986	5,986
Total Assets	$6,754,146	$9,274,147

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$700,754	$1,523,012
Lease liabilities, current portion	173,857	152,228
Loans	28,484	28,484
Total Current Liabilities	903,095	1,703,724

Long Term Debt
Loans, long term	-	-
Lease liabilities	192,062	365,919
Total Long Term Debt	192,062	365,919

Total Liabilities	1,095,157	2,069,643

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized; 141.397 shares issued and outstanding	1	1
Series B Convertible Preferred Stock, $0.0001 par value; 1,000 shares authorized; no shares issued and outstanding	-	-
Series C Convertible Preferred Stock, $0.0001 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 10,390,150 and 3,169,103 shares issued and outstanding, respectively	1,039	317
Additional paid in capital	97,582,868	89,068,015
Stock payable	5,233	6,073
Accumulated deficit	(91,930,152)	(81,869,902)
Total Stockholders’ Equity	5,658,989	7,204,504
Total Liabilities and Stockholders’ Equity	$6,754,146	$9,274,147

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Operating Expenses
Research and development	$5,003,695	$6,554,194
Sales and marketing	820,554	1,429,150
General and administrative	4,696,486	5,174,215
Total operating expenses	10,520,735	13,157,559

Operating loss	(10,520,735)	(13,157,559)

Other Income (Expenses)
Other income (expenses)	460,485	(21,533)
Total other income (expenses)	460,485	(21,533)

Loss from operations before income taxes	(10,060,250)	(13,179,092)

Provision for income taxes	-	-

Net Loss	$(10,060,250)	$(13,179,092)

Net loss per share – basic and diluted	$(1.58)	$(4.56)

Weighted average common shares – basic and diluted	6,363,759	2,891,292

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.

Consolidated Statements of Stockholders’ Equity

Year Ended December 31, 2022	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common stock		Additional Paid in	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2021	141.397	$1	-	-	2,127,726	$212	$79,460,980	$13,863	$(68,690,810)	$10,784,246
Common stock issued for cash, net of funding costs	-	-	-	-	1,041,377	105	8,399,407	-	-	8,399,512
Fair value of vested stock options	-	-	-	-	-	-	1,199,838	-	-	1,199,838
Stock payable towards preference dividend	-	-	-	-	-	-	7,790	(7,790)	-	-
Net loss	-	-	-	-	-	-	-	-	(13,179,092)	(13,179,092)
Balance as of December 31, 2022	141.397	$1	-	-	3,169,103	$317	$89,068,015	$6,073	$(81,869,902)	$7,204,504

Year Ended December 31, 2023	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common stock		Additional Paid in	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2022	141.397	$1	-	-	3,169,103	$317	$89,068,015	$6,073	$(81,869,902)	$7,204,504
Common stock issued for cash, net of funding costs	-	-	-	-	5,637,547	564	6,482,829	-	-	6,483,393
Common stock issued for warrant exercise	-	-	-	-	1,583,500	158	1,014,701	-	-	1,014,859
Warrants issued for cash, net of funding costs	-	-	-	-	-	-	20,053	-	-	20,053
Fair value of vested stock options	-	-	-	-	-	-	996,430	-	-	996,430
Stock payable towards preference dividend	-	-	-	-	-	-	840	(840)	-	-
Net loss	-	-	-	-	-	-	-	-	(10,060,250)	(10,060,250)
Balance as of December 31, 2023	141.397	$1	-	-	10,390,150	$1,039	$97,582,868	$5,233	$(91,930,152)	$5,658,989

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2023	2022
Cash Flows from Operating Activities
Net loss	$(10,060,250)	$(13,179,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123,726	96,661
Fixed assets write off	24,868	1,391
Inventory reserve	138,045	-
Stock compensation expense including common stock issued for RSUs	996,430	1,199,838
Amortization of right of use assets	151,725	137,597
Changes in operating assets and liabilities:
Decrease in prepaid expenses	167,360	355,128
Increase in inventory	(116,193)	(1,360,139)
Decrease in accounts payable and accrued liabilities	(822,258)	111,575
Decrease in lease liability	(152,228)	(132,330)
Net cash used in operating activities	(9,548,775)	(12,769,371)

Cash Flows from Investing Activities
Purchases of fixed assets	(33,884)	(202,577)
Proceeds from sale of fixed assets	9,163	-
Net cash used in investing activities	(24,721)	(202,577)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	6,483,393	8,399,512
Proceeds from issuance of warrants	20,053	-
Proceeds from warrant exercise	1,014,859	-
Net cash provided by financing activities	7,518,305	8,399,512

Net decrease in cash	(2,055,191)	(4,572,436)

Cash, beginning of year	4,889,098	9,461,534

Cash, end of year	$2,833,907	$4,889,098

Supplemental disclosures of cash items
Interest paid	$44,985	$59,113
Income tax paid	$-	$-

Supplemental disclosures of non-cash items
Stock dividend payable	$840	$7,790
Right of use asset	$354,091	$505,816

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2023 and 2022

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

Certain reclassifications have been made to the 2022 consolidated financial statements in order to conform to the current period presentations. These classifications did not impact the net loss for the period ended December 31, 2023.

Note 2 - Summary of Significant Accounting Policies and Going Concern

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

Management makes estimates that affect certain accounts including inventory reserve, deferred income tax assets, accrued expenses, fair value of equity instruments and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the period in which such adjustments are determined.

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

Cash and Cash Equivalents

The Company considers all cash on hand and in banks, including accounts in book overdraft positions, certificates of deposit, and other highly liquid investments with maturities of one year or less, when purchased, to be cash. Cash equivalents include investments in an institutional money market fund, which invests in U.S. Treasury bills, notes and bonds, and/or repurchase agreements, backed by such obligations. Carrying value approximates fair value. The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and periodically evaluates the creditworthiness of the financial institutions and has determined the credit exposure to be negligible. The Company maintains cash deposits at multiple banks to mitigate the risk associated with a failure of any specific bank.

Inventory

The Company’s inventory is stated at the lower of cost or estimated net realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out method. The Company periodically determines whether a reserve should be taken for devaluation or obsolescence of inventory. The Company assessed its inventory at December 31, 2023 and determined that certain challenges, including potential damage and a longer timeframe for initial sales, warranted the establishment of an inventory shrinkage reserve. As a result, the Company recognized an inventory reserve of 5% amounting to $138,045, which resulted in the net carrying value of inventory of $2,622,865.

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

Leases

Accounting Standards Update (“ASU”) No. 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. At December 31, 2023 and 2022 the Company recorded a right of use asset of $354,091 and $505,816, respectively. At December 31, 2023 and 2022 the Company recorded a lease liability of $365,919 and $518,147, respectively.

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the years ended December 31, 2023 and 2022, the Company incurred $5,003,695 and $6,554,194 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 1,514,715 and 410,358 potentially dilutive shares, which include outstanding common stock options, and warrants, as of December 31, 2023 and 2022, respectively.

	December 31, 2023	December 31, 2022
Options to purchase common stock	624,240	391,902
Warrants to purchase common stock	882,349	10,330
Shares issuable upon conversion of Series A Convertible Preferred Stock	8,126	8,126
Potential equivalent shares excluded	1,514,715	410,358

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

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other share-based awards to its employees, consultants and non-employee members of the board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. Effective January 1, 2024, the pool of shares issuable under the Omnibus Plan automatically increased by 1,717,783 shares from 1,322,169 shares to 3,039,952 shares.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to December 31, 2023 of $91,930,152. The Company had working capital of $2,129,717 as of December 31, 2023. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern and will require additional financing to fund its future planned operations, including research and development and commercialization of its products. These matters raise substantial doubt about the Company's ability to continue as going concern. The accompanying financial statements for the year ended December 31, 2023 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of, or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

The Company considered recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 - Inventory

As of December 31, 2023 and 2022, inventory consisted of raw materials, subassemblies to be used in the assembly of TAEUS systems, and finished goods. As of December 31, 2023, the Company had no orders pending for the sale of a TAEUS system.

As of December 31, 2023, the Company recorded inventory reserve of 5% or $138,045.

As of December 31, 2023 and 2022, the Company had inventory valued at $2,622,865 and $2,644,717, respectively.

Note 4 - Fixed Assets

As of December 31, 2023 and 2022, fixed assets consisted of the following:

	December 31, 2023	December 31, 2022
Property, leasehold and capitalized software	$587,030	$738,720
TAEUS development and testing	125,151	140,617
Accumulated depreciation	(600,399)	(643,682)
Fixed assets, net	$111,782	$235,655

Depreciation expense for the year ended December 31, 2023 and 2022 was $123,726 and $96,661.

Note 5 - Accounts Payable and Accrued Liabilities

As of December 31, 2023 and 2022, current liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Accounts payable	$360,401	$613,961
Accrued payroll	150,293	60,638
Accrued bonuses	35,518	683,738
Accrued employee benefits	5,750	5,750
Insurance premium financing	148,792	158,925
Total	$700,754	$1,523,012

Note 6 - Bank Loans

Toronto-Dominion Bank Loan

On April 27, 2020, the Company entered into a commitment loan with TD Bank under the Canadian Emergency Business Account, in the principal aggregate amount of CAD 40,000, due and payable upon the expiration of the initial term on December 31, 2022, which was later extended to December 31, 2023. This note bears interest on the unpaid balance at the rate of zero percent (0%) per annum during the initial term. Under this note no interest payments are due until January 1, 2024. Under the conditions of the loan, twenty-five percent (25%) of the loan will be forgiven if seventy-five percent (75%) is repaid prior to the initial term date. As of December 31, 2023 and December 31, 2022, the loan had a balance of CAD 40,000. Subsequent to the year ended December 31, 2023, the loan was repaid in full.

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

Capital Stock

At December 31, 2023, the authorized capital of the Company consisted of 90,000,000 shares of capital stock, comprised of 80,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”), 1,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”), 100,000 shares of its preferred stock as Series C Preferred Stock, and the remainder of the 9,889,000 preferred shares remain authorized but undesignated.

As of December 31, 2023, there were 10,390,150 shares of common stock, (which exclude 202,020 unvested shares of restricted stock described in Note 8 below) 141.397 shares of Series A Preferred Stock, and no shares of Series B Preferred Stock or Series C Preferred Stock issued and outstanding, and a stock payable balance of $5,233.

During the year ended December 31, 2023, the Company issued a total of 7,221,047 shares of its common stock, as follows:

- 4,312,500 shares of its common stock in return for aggregate net proceeds of $4,712,750 in a registered underwritten offering that closed on May 2, 2023 (the "Offering");

- 1,325,047 shares of its common stock in return for aggregate net proceeds of $1,770,643 under the June 2021 ATM Agreement;

- 1,583,500 upon warrant exercises for an aggregate net proceeds of $1,014,859.

During the year ended December 31, 2022, the Company issued a total of 1,041,377 shares of its common stock in return for aggregate net proceeds of $8,399,512 under the June 2021 ATM Agreement (as described below).

At-the-Market Equity Offering Program

On June 21, 2021, the Company entered into the At-The-Market Issuance Sales Agreement with Ascendiant (the “June 2021 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $20.0 million, from time to time, through an “at-the-market” equity offering program under which Ascendiant acts as sales agent. As of December 31, 2023, under the June 2021 ATM Agreement the Company had issued an aggregate of 2,389,681 shares of common stock in return for net proceeds of $10,987,263, resulting in $341,433 of compensation paid to Ascendiant. On February 14, 2024, the Company entered into a new At-The-Market Issuance Sales Agreement with Ascendiant to sell shares of common stock for aggregate gross proceeds of up to $6.2 million, which replaced the June 2021 ATM Agreement.

Note 8 - Common Stock Options and Restricted Stock

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the Omnibus Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the year ended December 31, 2023 was determined to be $1,017,534 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 105% to 107%, (ii) discount rate of 0%, (iii) zero expected dividend yield, (iv) risk free rate of 3.68% to 3.86%, (v) price of $1.30 to $4.16, and (vi) expected life of 10 years.  A summary of option activity under the Company’s Omnibus Plan as of December 31, 2023, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2022	391,902	$31.47	7.41
Granted	274,128	4.02	8.84
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(41,790)	33.89	-
Balance outstanding at December 31, 2023	624,240	$19.25	7.26
Exercisable at December 31, 2023	269,255	$31.41	5.34

Restricted Common Stock

On November 30, 2023, the Company issued 202,020 shares of restricted common stock (the “Restricted Stock”) of the Company to PatentVest, Inc. (“PatentVest”) pursuant to a Restricted Stock Agreement and Consulting Services Agreement, each with PatentVest, in exchange for certain services related to the Company’s patent portfolio.  The fair value of the Restricted Stock was determined to be $200,485 using the market price of the stock on the date of the issuance. The Restricted Stock is subject to a vesting schedule pursuant to the Restricted Stock Agreement and the shares may not be sold, assigned, transferred, pledged, hypothecated, disposed of or otherwise encumbered prior to becoming vested.

Note 9 - Common Stock Warrants

Warrant Conversions

On May 2, 2023, the Company conducted the Offering in which the Company issued 2,156,250 warrants to purchase shares of common stock for an exercise price per share equal to $1.40. The warrants expire May 2, 2028. In December 2023, the Board approved the reduction of the exercise price per share from $1.40 to $0.70. The Company also issued to the placement agent and its designees warrants exercisable for an aggregate of 301,875 shares of common stock for an exercise price per share equal to $1.50. The warrants expire November 2, 2026. During the year ended December 31, 2023, the Company issued a total of 1,583,500 shares of its common stock upon warrant exercises for an aggregate net proceeds of $1,014,859.

The following table summarizes all stock warrant activity of the Company for the year ended December 31, 2023:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Balance outstanding at December 31, 2022	10,330	$25.01	1.78
Granted	2,458,125	1.41	4.16
Exercised	(1,583,500)	0.70	4.34
Forfeited	-	-	-
Expired	(2,606)	46.95	-
Balance outstanding at December 31, 2023	882,349	$1.58	3.79
Exercisable at December 31, 2023	882,349	$1.58	3.79

Note 10 - Related Party Transactions

On May 2, 2023, the Company conducted the Offering in which the Company sold 83,333 shares of its common stock and 41,667 warrants to the Company’s director, Anthony DiGiandomenico, for cash at the public offering price, which was less than 5% of beneficial ownership in the Company.

On October 17, 2023, the Company entered into a consulting agreement with one of its directors, Alex Tokman, pursuant to which Mr. Tokman provides commercialization services. Under the terms of the agreement, Mr. Tokman is compensated at a rate of $150 per hour for his services.

On November 30, 2023, the Company entered into a Restricted Stock Agreement and Consulting Services Agreement, each with PatentVest, in exchange for certain services related to the Company’s patent portfolio. PatentVest is a wholly-owned subsidiary of MDB Capital Holdings, LLC (“MDB”). Anthony DiGiandomenico, a member of the Company’s board of directors, is the Chief of Transactions and a director of MDB. Lou Basenese, a member of our board of directors, is President and Chief Market Strategist at Public Ventures LLC, a wholly-owned subsidiary of MDB.

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at December 31, 2023 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 2.0 years.

As of December 31, 2023, the maturities of operating lease liabilities are as follows:

Operating Lease
2024	202,624
2025 and beyond	202,624
Total	$405,247
Less: amount representing interest	(39,328)
Present value of future minimum lease payments	365,919
Less: current obligations under leases	(173,857)
Long-term lease obligations	$192,062

For the year ended December 31, 2023 and 2022, the Company incurred rent expenses of $218,815 and $213,912, respectively.

Employment and Consulting Agreements

Francois Michelon - The Company has an employment agreement with Francois Michelon, the Company’s Chief Executive Officer and Chairman of the board of directors, dated May 12, 2017, as amended on December 27, 2019. Effective January 1, 2022, the Compensation Committee increased Mr. Michelon’s annual salary to $423,000. In September 2023, Mr. Michelon agreed to a 30% reduction of his base salary received for the remainder of 2023 in order to preserve cash for the Company’s operations. Mr. Michelon is also eligible for an annual cash bonus based upon achievement of performance-based objectives established by the Board of Directors. Under the employment agreement, Mr. Michelon is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Upon termination without cause, any portion of Mr. Michelon’s option award scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the option award will automatically vest. Upon termination for any other reason, the entire unvested portion of the option award will terminate.

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

Michael Thornton - The Company has an employment agreement with Michael Thornton, the Company’s Chief Technology Officer, dated May 12, 2017, as amended December 27, 2019. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. Effective January 1, 2022, the Compensation Committee increased Mr. Thornton’s annual salary to $324,000. In September 2023, Mr. Thorton agreed to a 30% reduction of his base salary received for the remainder of 2023 in order to preserve cash for the Company’s operations. Under the employment agreement, Mr. Thornton is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Upon termination without cause, any portion of Mr. Thornton’s option award scheduled to vest within 12 months will automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the option award will automatically vest. Upon termination for any other reason, the entire unvested portion of the option award will terminate.

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

Litigation

From time to time the Company may become a party to litigation in the normal course of business. As of December 31, 2023, there were no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

Note 12 - Income Taxes

The components of earnings before income taxes for the years ended December 31, 2023 and 2022 were as follows:

	For the Years Ended December 31,
Income (loss) before income taxes	2023	2022

Domestic	(8,403,400)	(11,548,400)
Foreign	(1,593,300)	(1,630,700)
Total income (loss) before income taxes	$(9,996,700)	$(13,179,100)

Income tax provision (benefit) consists of the following for the years ended December 31, 2023 and 2022:

Income tax provision (benefit):	For the Years Ended December 31,
Current	2023	2022
Federal	-	-
State	-	-
Foreign	-	-
Total Current	-	-
Deferred
Federal	-	-
State	-	-
Foreign	-	-
Total Deferred	-	-

Total income tax provision (benefit)	$-	$-

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows:

Rate Reconciliation	For the Years Ended December 31,
	2023		2022
Expected tax at statutory rates	$(2,099,400)	21%	$(2,767,700)	21%
Permanent Differences	$(83,000)	1%	3,000	0%
State Income Tax, Net of Federal benefit	$(448,100)	4%	(589,200)	4%
State Rate Change-Federal Impact	$-	0%	53,200	0%
State Rate Change Adjustment	$-	0%	(253,200)	2%
Foreign taxes at rate different than US Taxes	$(33,800)	0%	(35,800)	0%
Current Year Change in Valuation Allowance	$2,630,700	-26%	5,134,200	-39%
Prior Year True-Ups	$33,600	0%	(1,544,500)	12%
Income tax provision (benefit)	$-	0%	$-	0%

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

Deferred Tax Assets/(Liabilities) Detail	For the Years Ended December 31,
	2023	2022
Deferred Tax Assets (Liabilities):
Stock Based Compensation	$1,406,400	1,145,700
Accrued Bonus	$63,300	13,100
Depreciation	$(7,800)	(12,500)
ROU (Asset)	$(92,600)	(132,300)
ROU Liability	$95,700	135,500
Capitalized R&D	$1,960,100	1,314,202
R&D Credit	$29,800	29,800
Net Operating Losses (US)	$16,665,000	15,364,200
Net Operating Losses (Foreign)	$1,042,600	674,100
Net deferred tax assets (liabilities)	21,162,500	18,531,802
Valuation allowance	(21,162,500)	(18,531,802)
Net deferred tax assets (liabilities)	$-	$-

The domestic U.S. net operating loss carryforward increased from $57,008,606 at December 31, 2022 to $62,033,535 at December 31, 2023. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2023 and 2022, due to the uncertainty of realizing the deferred income tax assets. Out of the $62,033,535 net operating losses carry forward, $16,012,698 will begin to expire in 2028 and $45,990,837 will have an indefinite life. The Company's Total State net operating losses also increased from $67,608,270 at December 31, 2022 to $72,889,103 at December 31, 2023. The State net operating losses will began to expire in 2028. There are also net operating losses from Canada, France, Germany, Netherlands and UK total to 4,425,038 as of December 31, 2023.

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. U.S. federal income tax returns for 2020 and after remain open to examination. We and our subsidiaries are also subject to income tax in multiple states and foreign jurisdictions. Generally, foreign income tax returns after 2020 remain open to examination. No income tax returns are currently under examination. As of December 31, 2023 and 2022, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2023 and 2022, there were no penalties or interest recorded in income tax expense.

Note 13 - Subsequent Events

Subsequent to the year ended December 31, 2023, the Company issued a total of 118,904 shares of its common stock upon warrant exercises for an aggregate net proceeds of $77,407.

Subsequent to the year ended December 31, 2023, the Company issued a total of 316,963 shares of its common stock in return for aggregate net proceeds of $419,977 under the June 2021 ATM Agreement.

Subsequent to the year ended December 31, 2023, the Toronto-Dominion Bank Loan was repaid in full (see note 6).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, as described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness as of December 31, 2023: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting. Because of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2023.

Continuing Remediation Efforts

To remediate its internal control weakness, management intends to implement the following measures, as the Company’s resources and financial means allow:

•	Add additional accounting personnel or outside consultants, such as a new controller, to properly segregate duties and to effect timely, accurate preparation of the financial statements; and

•	Complete the development of and maintain adequate written accounting policies and procedures.

As we are not an “accelerated filer” under SEC rules, we are not required to provide an auditor’s attestation of management’s assessment of internal control over financial reporting as of December 31, 2023.

Changes in Internal Control of Financial Reporting

During the quarter ended December 31, 2023, except as described above under “Continuing Remediation Efforts,” there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position
Francois Michelon	58	Chief Executive Officer and Chairman
Michael Thornton	55	Chief Technology Officer
Irina Pestrikova	38	Senior Director, Finance
Louis J. Basenese	46	Director
Anthony DiGiandomenico	57	Director
Michael Harsh	69	Director
Alexander Tokman	62	Director

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

From 2012 to 2014, Mr. Michelon served as Vice President of Global Marketing for the 3i division of Biomet, Inc. (now Zimmer Biomet Holdings, Inc.), a provider of oral reconstruction technologies, where he was responsible for the upstream and downstream development of the division’s global portfolio. From 2004 to 2011, Mr. Michelon served as Group Director of Global Services and Visualization for Smith & Nephew plc’s Advanced Surgical Devices division, where he led in the B2B service and capital equipment sectors and had responsibility over the financial performance of these as well. From 1997 to 2004, Mr. Michelon worked at GE Healthcare in a variety of global upstream and downstream marketing roles.

Mr. Michelon received an MBA from Carnegie-Mellon University and a BA in Economics from the University of Chicago. He has also earned his Six Sigma Black Belt certification.

Mr. Michelon’s extensive industry and executive experience and his intimate understanding of our business as our Chief Executive Officer position him well to serve as a member of our Board of Directors.

Michael Thornton joined ENDRA as Chief Operating Officer in 2007 and became our Chief Technology Officer in 2008 and has served in that role since. Prior to that, Mr. Thornton was a founder and President of Enhanced Vision Systems Corp., or EVS, a developer and supplier of medical imaging equipment to the pharmaceutical, biotech, and academic sectors.

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

Irina Pestrikova joined ENDRA as Senior Director, Finance in June 2021. From 2014 to 2021, Ms. Pestrikova was the Director of Operations of Wells Compliance Group. Wells Compliance Group is a technology-based services firm supporting the financial reporting needs of publicly traded companies and privately held firms whose investor or shareholder base requires timely GAAP-compliant financial reporting. In her role as Director of Operations, Ms. Pestrikova provided accounting and bookkeeping services to a number of public companies, including ENDRA. Ms. Pestrikova has also been the Director of Finance & Operations of Atlas Bookkeeping, Inc., a provider of financial reporting, modeling and analysis, since 2020. She holds an MBA in Finance from Pepperdine University.

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

Mr. DiGiandomenico has also worked on a wide range of transactions for growth-oriented companies in biotechnology, nutritional supplements, manufacturing and entertainment industries. Prior to forming MDB Capital Group LLC in 1997, Mr. DiGiandomenico served as President and CEO of the Digian Company, a real estate development company. Mr. DiGiandomenico has also served on the board of directors of Cue Biopharma, Inc., an immunotherapy company, and on the board of directors of Provention Bio, Inc., a clinical-stage biopharmaceutical company.

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

Additionally, Mr. Harsh is a member of the boards of directors of Magnetic Insights, Imagion Biosystems (ASX: IBX.AX), and EmOpti, Inc., as well as a member of the Radiological Society of North America (RSNA), Research & Education Foundation Board of Trustees. He had previously served as a director for Compute Health Acquisition Corp. until its merger with Allurion Technologies and as a director for FloDesign Sonics until its acquisition by MilliporeSigma, a division of the Merck Group. He is also a McKinsey Senior Advisor and a consultant in the medical device industry.

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

Between 1995 and 2003, Mr. Tokman served in various leadership roles at GE Healthcare, where he led the definition and successful commercialization of several product segments, including PET/CT.

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

Committees

Audit Committee. Our Audit Committee consists of Mr. Basenese, Mr. DiGiandomenico, and Mr. Harsh. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of the Nasdaq director independence standards and applicable rules of the SEC for audit committee members. The Board of Directors has elected Mr. DiGiandomenico as Chairperson of the Audit Committee and has determined that he qualifies as an “audit committee financial expert” under the rules of the SEC. The Audit Committee is responsible for assisting the Board of Directors in fulfilling its oversight responsibilities with respect to financial reports and other financial information. The Audit Committee (1) reviews, monitors and reports to the Board of Directors on the adequacy of the Company’s financial reporting process and system of internal controls over financial reporting, (2) has the ultimate authority to select, evaluate and replace the independent auditor and is the ultimate authority to which the independent auditors are accountable, (3) in consultation with management, periodically reviews the adequacy of the Company’s disclosure controls and procedures and approves any significant changes thereto, (4) provides the audit committee report for inclusion in our proxy statement for our annual meeting of stockholders and (5) recommends, establishes and monitors procedures for the receipt, retention and treatment of complaints relating to accounting, internal accounting controls or auditing matters and the receipt of confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee met twice in 2023 as well as acted by written consent.

Compensation Committee. Our Compensation Committee presently consists of Mr. Basenese, Mr. DiGiandomenico, Mr. Harsh and Mr. Tokman, each of whom is a non-employee director as defined in Rule 16b-3 of the Exchange Act. The Board has also determined that each member of the Compensation Committee is also an independent director within the meaning of Nasdaq’s director independence standards. Mr. Tokman serves as Chairperson of the Compensation Committee. The Compensation Committee (1) discharges the responsibilities of the Board of Directors relating to the compensation of our directors and executive officers, (2) oversees the Company’s procedures for consideration and determination of executive and director compensation, and reviews and approves all executive compensation, and (3) administers and implements the Company’s incentive compensation plans and equity-based plans. The Compensation Committee [did not meet separately from the board of directors in 2023] but acted by unanimous written consent.

Corporate Governance and Nominating Committee. Our Corporate Governance and Nominating Committee consists of Mr. Harsh and Mr. Tokman. The Board of Directors has determined that each member of the Corporate Governance and Nominating Committee is an independent director within the meaning of the Nasdaq director independence standards and applicable rules of the SEC. Mr. Harsh serves as Chairperson of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee (1) recommends to the Board of Directors persons to serve as members of the Board of Directors and as members of and chairpersons for the committees of the Board of Directors, (2) considers the recommendation of candidates to serve as directors submitted from the stockholders of the Company, (3) assists the Board of Directors in evaluating the performance of the Board of Directors and the Board committees, (4) advises the Board of Directors regarding the appropriate board leadership structure for the Company, (5) reviews and makes recommendations to the Board of Directors on corporate governance and (6) reviews the size and composition of the Board of Directors and recommends to the Board of Directors any changes it deems advisable. The Corporate Governance and Nominating Committee did not meet separately from the Board of Directors in 2023 but acted by written consent.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all such filings. Based solely on our review of the copies of the reports that we received and written representations that no other reports were required, we believe that our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements on a timely basis during 2023.

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

Nasdaq Rule 5608 Clawback Policy

The Company has adopted an incentive-based compensation recovery policy as required by the rules of the Nasdaq Stock Market, which is filed as Exhibit 97 to this report.

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

The following table sets forth information concerning the compensation earned by the individual that served as our principal executive officer during 2023 and our two most highly compensated executive officers other than the individual who served as our principal executive officer during 2023 (collectively, the “named executive officers”):

2023 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)	Total ($)
Francois Michelon(3)	2023	387,859	258,341	-	587	646,787
Chief Executive Officer	2022	423,000	212,609	-	587	636,196
Michael Thornton(3)	2023	278,851	252,734	-	392	531,977
Chief Technology Officer	2022	301,278	208,128	-	392	509,798
Irina Pestrikova	2023	185,000	29,724	-	-	214,724
Senior Director, Finance	2022	174,952	12,373	-	-	187,325

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
(3)

In consideration of the Company’s limited resources, in September 2023, Mr. Michelon and Mr. Thornton each agreed to a 30% reduction in each of their base salaries received for the remainder of 2023 in order to preserve cash for the Company’s operations.

Employment Agreements and Change of Control Arrangements

The following is a summary of the employment arrangements with our named executive officers.

Francois Michelon. Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Francois Michelon, our Chief Executive Officer and Chairman of the Board of Directors, which agreement was amended on December 27, 2019. Mr. Michelon’s employment with the Company is “at will” and may be terminated by him or the Company at any time and for any reason. Pursuant to the employment agreement, Mr. Michelon receives an annual base salary that is subject to adjustment at the Board of Directors’ discretion. Effective January 1, 2022, the Compensation Committee increased Mr. Michelon’s annual salary to $423,000. In September 2023, Mr. Michelon agreed to a 30% reduction of his base salary received for the remainder of 2023 in order to preserve cash for the Company’s operations. Mr. Michelon is also eligible for an annual cash bonus based upon the achievement of performance-based objectives established by the Board of Directors.

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

Michael Thornton. Effective May 12, 2017, the Company entered into an amended and restated employment agreement with Michael Thornton, our Chief Technology Officer, which agreement was amended on December 27, 2019. The employment agreement provides that Mr. Thornton’s employment with the Company is “at will” and may be terminated by him or the Company at any time and for any reason. Pursuant to the employment agreement, Mr. Thornton receives an annual base salary that is subject to adjustment at the Board of Directors’ discretion. Effective January 1, 2022, the Compensation Committee increased Mr. Thornton’s annual salary to $324,000. In September 2023, Mr. Thornton agreed to a 30% reduction of his base salary received for the remainder of 2023 in order to preserve cash for the Company’s operations.

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

Irina Pestrikova. Ms. Pestrikova is employed by the Company pursuant to an Offer Letter by and between the Company and Ms. Pestrikova, dated as of June 9, 2021. Ms. Pestrikova’s employment is “at will” and may be terminated by the Company at any time and for any reason. Effective as of December 31, 2023, Ms. Pestrikova’s annual salary was set by the Board at $185,000. Per the terms of her offer letter, Ms. Pestrikova is eligible to receive employee benefits plans including medical, dental, vision, and 401(k) plans.

Additionally, our named executive officers are eligible to participate in our health and welfare programs and 401(k) plan, and other benefit programs on the same basis as other employees.

Outstanding Equity Awards at 2023 Fiscal Year End

The following table provides information regarding equity awards held by the named executive officers as of December 31, 2023.

	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Francois Michelon	15,366	-		100.00	5/12/25
Chief Executive Officer	1,598	-		91.00	5/12/25
	6,250	-		45.00	12/13/26
	30,600	-		18.00	12/11/29
	1,667	833	(1)	52.80	4/5/31
	-	15,000	(2)	52.80	4/5/31
	11,886	23,771	(3)	7.60	3/28/32
	-	69,531	(4)	4.02	1/30/33
Michael Thornton	1,598	-		91.00	5/12/25
Chief Technology Officer	15,667	-		100.00	5/12/25
	6,250	-		45.00	12/13/26
	28,796	-		18.00	12/11/29
	1,667	833	(1)	52.80	4/5/31
	-	15,000	(2)	52.80	4/5/31
	11,635	23,271	(3)	7.60	3/28/32
	-	68,022	(4)	4.02	1/30/33
Irina Pestrikova	133	67	(5)	44.60	2/5/31
Senior Director, Finance	2,500	1,250	(6)	42.20	6/18/31
	200	-		14.00	10/27/30
	692	1,383	(3)	7.60	3/28/32
	-	8,000	(4)	4.02	1/30/33

(1)	Represents unvested portion of stock option award which vests in three equal annual installments beginning on April 5, 2022.
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

(3)	Represents unvested portion of stock option award which vests in three equal annual installments beginning on March 28, 2023.
(4)	Represents unvested portion of stock option award which vests in three equal annual installments beginning on January 30, 2024.
(5)	Represents unvested portion of stock option award which vests in three equal annual installments beginning on February 5, 2022.
(6)	Represents unvested portion of stock option award which vests in three equal annual installments beginning on June 18, 2022.

Equity Compensation Plan Table

The following table presents information on the Company’s equity compensation plans as of December 31, 2023. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	624,240	(1)	$19.25	663,633	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	624,240		$19.25	663,633

_________________

(1)	Consists of outstanding stock options exercisable for shares of common stock issued under the 2016 Plan.
(2)

As of January 1, 2024, as a result of an automatic increase to the pool of shares available for issuance under the 2016 Plan on such date, the number of shares available for future issuance under the 2016 Plan was 2,381,416 shares.

Director Compensation

Effective January 30, 2023, the Company adopted a non-employee director compensation policy (the “Compensation Policy”) pursuant to which each of our non-employee directors receives, upon his or her initial election to the Board of Directors, a stock option exercisable for 2,500 shares of common stock with a per share exercise price equal to the closing price of the common stock on the Nasdaq on the grant date. All such stock options vest in three equal annual installments beginning on the one-year anniversary of the grant date. Under the Compensation Policy, on the first trading day of each calendar year, each non-employee director is awarded a stock option exercisable for 600 shares of common stock, with a per share exercise price equal to the closing price of the common stock on the Nasdaq on the grant date, which becomes exercisable in three equal annual installments beginning on the first anniversary of the grant date. Additionally, pursuant to the Compensation Policy, each non-employee director is paid an annual cash retainer of $40,000, prorated for partial years of service and paid quarterly in arrears.

The following table sets forth information with respect to compensation earned by or awarded to each of our non-employee directors who served on the Board of Directors during the fiscal year ended December 31, 2023:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1) (2)	All Other Compensation ($)	Total ($)
Anthony DiGiandomenico	40,000	35,747		75,747
Michael Harsh	40,000	33,566		73,566
Alexander Tokman	40,000	35,747	27,600	103,347
Louis Basenese	40,000	25,065		65,065

(1)

The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see Notes 2 and 8 to the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. The following table shows the number of shares subject to outstanding option awards held by each non-employee director as of December 31, 2023:

Name	Shares Subject to Outstanding Option Awards (#)
Louis Basenese	17,921
Anthony DiGiandomenico	26,022
Michael Harsh	25,460
Alexander Tokman	26,022

(2)

In addition to annual awards granted pursuant to the Compensation Policy, in 2023 the Company awarded each director additional stock options in order to realign the incentive nature of the Company’s equity compensation with the price of the Company’s common stock.

(3)	Represent fees paid for consulting services pursuant to that certain Consulting Agreement, dated October 17, 2023, between the Company and Mr. Tokman.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following tables set forth certain information regarding beneficial ownership of our voting stock as of March 24, 2024 by:

•	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of any class of our voting stock;

•	each named executive officer included in the Summary Compensation Table above;

•	each of our directors;

•	each person nominated to become director; and

•	all executive officers, directors and nominees as a group.

Unless otherwise noted below, the address of each person listed in the tables is c/o ENDRA Life Sciences Inc. at 3600 Green Court, Suite 350, Ann Arbor, Michigan 48105. To our knowledge, each person listed below has sole voting and investment power over the shares shown as beneficially owned except to the extent jointly owned with spouses or otherwise noted below.

Beneficial ownership is determined in accordance with the rules of the SEC. The information does not necessarily indicate ownership for any other purpose. Under these rules, shares of stock which a person has the right to acquire (i.e., by the exercise of any option or warrant) within 60 days after March 24, 2024 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person. The applicable percentages of stock outstanding as of March 24, 2024 is based upon 11,035,659 shares of common stock and 34.976 shares of Series A Preferred Stock outstanding on that date.

Beneficial Ownership

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned	Shares of Series A Preferred Stock Beneficially Owned	Percentage of Series A Preferred Stock Beneficially Owned
Francois Michelon	108,229	(1)	*	-	-
Michael Thornton	136,122	(2)	1.2%	-	-
Irina Pestrikova	6,950	(3)	*
Louis Basenese	14,636	(4)	*	-	-
Anthony DiGiandomenico	161,887	(5)	1.5%	-	-
Michael Harsh	21,570	(6)	*	-	-
Alexander Tokman	25,929	(7)	*	-	-
All directors and executive officers as a group (7 persons)	475,323		4.2%	-	-
5% Stockholders				-	-
Mark R. Busch(8)				17.488	50.0%
Juan R. Rivero(9)				17.488	50.0%

* Less than one percent.

(1)

Consists of 4,860 shares of common stock, 103,262 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 24, 2024 and 107 shares of common stock issuable upon the exercise of restricted warrants.

(2)

Consists of 34,139 shares of common stock, 100,770 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 24, 2024 and 1,213 shares of common stock issuable upon the exercise of restricted warrants.

(3)	Consists of 6,950 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 24, 2024.
(4)

Consists of 2,454 shares of common stock and 12,182 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 24, 2024.

(5)

Consists of 102,434 shares of common stock, 17,786 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 24, 2024 and 41,667 shares of common stock issuable upon the exercise of restricted warrants.

(6)

Consists of 3,457 shares of common stock, 17,810 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 24, 2024 and 303 shares of common stock issuable upon the exercise of restricted warrants.

(7)

Consists of 8,143 shares of common stock and 17,786 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 24, 2024.

(8)	Shares jointly owned with spouse. Mr. Busch’s address is 300 S. Tryon St., Suite 1000, Charlotte, NC 28202.
(9)	Mr. Rivero’s address is 14521 Jockey Circle, N. Davie, FL 33330.

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

Other than as set forth below, since January 1, 2022, the Company has not participated in any such related party transaction.

                On May 2, 2023, the Company conducted a public offering in which Anthony DiGiandomenico, a director of the Company, purchased 83,333 shares of the Company’s common stock and 41,667 warrants at the public offering price, for an aggregate purchase price of approximately $100,000.

Item 14. Principal Accountant Fees and Services

RBSM LLP (“RBSM”) audited our financial statements for the year ended December 31, 2023. The following table sets forth the aggregate fees billed or expected to be billed by RBSM for audit and non-audit services in 2023 and 2022, including “out-of-pocket” expenses incurred in rendering these services. The nature of the services provided for each category is described following the table.

Fee Category	2023	2022
Audit Fees (1)	$161,448	$146,000
Audit-Related Fees	‒	‒
Tax Fees (2)	$60,000	$30,000
Total	$221,448	$176,000

_________________

(1)	Audit fees include fees for professional services rendered for the audit of our annual statements, quarterly reviews, consents and assistance with and review of documents filed with the SEC.

(2)	Tax fees include fees (or, for 2023, estimated fees) for professional services rendered for tax compliance, tax advice and tax planning.

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

3. Exhibits

The following is a list of exhibits filed as part of this Annual Report:

Exhibit		Incorporated by Reference
Number	Exhibit Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company		8-K	3.2	05/12/17
3.2	Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation		8-K	3.1	12/08/22
3.3	Amended and Restated Bylaws of the Company		S-1	3.4	12/06/16
4.1	Specimen Certificate representing shares of common stock of the Company		S-1	4.1	11/21/16
4.2	Certificate of Designations of Series A Convertible Preferred Stock		8-K	4.1	12/11/19
4.3	Form of Warrant issued in December 2019 Series A Convertible Preferred Stock Offering		8-K	4.2	12/11/19
4.4	Certificate of Designations of Series B Convertible Preferred Stock		8-K	4.1	12/26/19
4.5	Form of Warrant issued in December 2019 Series B Convertible Preferred Stock Offering		8-K	4.2	12/26/19
4.6	Certificate of Designations of Series C Preferred Stock		8-K	3.1	09/27/22
4.7	Form of Warrant issued in April 2023 Underwritten Public Offering		S-1	4.2	03/30/2023
4.8	Form of Underwriter’s Warrant issued in April 2023 Underwritten Public Offering		S-1/A	4.3	04/18/2023
4.9	Form of Warrant Agency Agreement		S-1	4.4	03/30/2023
4.13	Description of Securities		10-K	4.12	03/30/22
10.1	ENDRA Life Sciences Inc. 2016 Omnibus Incentive Plan *		S-1	10.4	12/06/16
10.2	First Amendment to ENDRA Life Sciences Inc. 2016 Omnibus Incentive Plan*		DEF 14A	Appx. A	05/10/18
10.3	Form of Stock Option Award under 2016 Omnibus Incentive Plan*		S-1	10.5	12/06/16
10.4	Form of Restricted Stock Unit Award under 2016 Omnibus Incentive Plan*		S-1	10.6	12/06/16
10.5	Non-Employee Director Compensation Policy, effective January 30, 2023*		10-K	10.6	03/16/23
10.6	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers*		S-1	10.8	11/21/16
10.7	Amended and Restated Employment Agreement, dated May 12, 2017, by and between the Company and Francois Michelon*		8-K	10.1	05/12/17
10.8	First Amendment to Employment Agreement, dated December 27, 2019, by and between the Company and Francois Michelon*		8-K	10.1	12/27/19
10.9	Amended and Restated Employment Agreement, dated May 12, 2017, by and between the Company and Michael Thornton*		8-K	10.2	05/12/17
10.10	First Amendment to Employment Agreement, dated December 27, 2019, by and between the Company and Michael Thornton*		8-K	10.2	12/27/19
10.11	Collaborative Research Agreement, dated April 22, 2016, by and between the Company and General Electric Company		S-1	10.17	11/21/16
10.12	Amendment to Collaborative Research Agreement, dated April 21, 2017, by and between the Company and General Electric Company		S-1	10.21	05/03/17
10.13	Amendment 2 to Collaborative Research Agreement, dated January 30, 2018, by and between the Company and General Electric Company		8-K	10.1	01/30/18

10.14	Amendment 3 to Collaborative Research Agreement, dated January 13, 2020, by and between the Company and General Electric Company		8-K	10.1	01/15/20
10.15	Amendment 4 to Collaborative Research Agreement, dated December 16, 2020, by and between the Company and General Electric Company		8-K	10.1	12/21/20
10.16	Amendment 5 to Collaborative Research Agreement, dated December 16, 2022, by and between the Company and General Electric Company		8-K	10,1	12/19/22
10.17	Gross Lease, dated January 1, 2015, between the Company and Green Court LLC		S-1	10.18	11/21/16
10.18	Amendment to Gross Lease, dated October 10, 2017, by and between the Company and Green Court LLC		10-Q	10.2	05/15/18
10.19	Second Amendment to Lease, dated March 15, 2021, by and between the Company and Green Court LLC		10-K	10.18	03/25/21
10.20	Consulting Agreement, dated October 31, 2017, by and between the Company and StarFish Product Engineering, Inc.		10-K	10.16	03/20/18
10.21	Consulting Agreement, dated October 17, 2023, by and between the Company and Alexander Tokman*	x
10.22	Offer Letter, dated June 9, 2021, by and between the Company and Irina Pestrikova.*	x
21.1	Subsidiaries of the Company		10-K	21.1	03/30/22
23.1	Consent of RBSM LLP, Independent Registered Public Accounting Firm (with respect to Forms S-3)	x
23.2	Consent of RBSM LLP, Independent Registered Public Accounting Firm (with respect to Forms S-8)	x
24.1	Power of Attorney (included on signature page)
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	x
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	x
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
97	Incentive-Based Compensation Recovery Policy	x
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

________________

* Indicates management compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDRA Life Sciences Inc.

Dated: March 28, 2024	By:	/s/ Francois Michelon
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

Signatures	Title	Date

/s/ Francois Michelon	Chief Executive Officer and Director (Principal Executive Officer)	March 28, 2024
Francois Michelon

/s/ Irina Pestrikova	Senior Director, Finance (Principal Financial and Accounting Officer)	March 28, 2024
Irina Pestrikova

/s/ Louis J. Basenese	Director	March 28, 2024
Louis J. Basenese

/s/ Anthony DiGiandomenico	Director	March 28, 2024
Anthony DiGiandomenico

/s/ Michael Harsh	Director	March 28, 2024
Michael Harsh

/s/ Alexander Tokman	Director	March 28, 2024
Alexander Tokman

