Form 10-Q
period 2024-03-31
ENDRA Life Sciences Inc.
filed 2024-05-14
CIK 1681682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

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

As of May 14, 2024, there were 11,035,659 shares of our common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENDRA Life Sciences Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
Assets	2024	2023
Current Assets	(unaudited)
Cash	$1,134,701	$2,833,907
Prepaid expenses	135,821	198,905
Total Current Assets	1,270,522	3,032,812
Non-Current Assets
Inventory	2,711,923	2,622,865
Fixed assets, net	111,470	111,782
Right of use assets	313,715	354,091
Prepaid expenses, long term	647,085	626,610
Other assets	5,986	5,986
Total Assets	$5,060,701	$6,754,146

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,038,465	$700,754
Lease liabilities, current portion	178,239	173,857
Loans	-	28,484
Total Current Liabilities	1,216,704	903,095

Long Term Debt
Loans, long term	-	-
Lease liabilities	145,825	192,062
Total Long Term Debt	145,825	192,062

Total Liabilities	1,362,529	1,095,157

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized; 34.976 and 141.397 shares issued and outstanding	-	1
Series B Convertible Preferred Stock, $0.0001 par value; 1,000 shares authorized; no shares issued and outstanding	-	-
Series C Convertible Preferred Stock, $0.0001 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 80,000,000 shares authorized; 10,914,447 and 10,390,150 shares issued and outstanding, respectively	1,092	1,039
Additional paid in capital	98,402,631	97,582,868
Stock payable	301	5,233
Accumulated deficit	(94,705,852)	(91,930,152)
Total Stockholders’ Equity	3,698,172	5,658,989
Total Liabilities and Stockholders’ Equity	$5,060,701	$6,754,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Operating Expenses
Research and development	$1,041,526	$1,391,314
Sales and marketing	238,660	181,616
General and administrative	1,500,355	1,366,398
Total operating expenses	2,780,541	2,939,328

Operating loss	(2,780,541)	(2,939,328)

Other Expenses
Other income (expense)	4,841	(3,418)
Total other expenses	4,841	(3,418)

Loss from operations before income taxes	(2,775,700)	(2,942,746)

Provision for income taxes	-	-

Net Loss	$(2,775,700)	$(2,942,746)

Net loss per share – basic and diluted	$(0.26)	$(0.93)

Weighted average common shares – basic and diluted	10,804,625	3,169,103

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2023	Series A Convertible				Additional			Total
	Preferred Stock		Common stock		Paid in		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock Payable	Deficit	Equity
Balance as of December 31, 2022	141.397	$1	3,169,103	$317	$89,068,015	6,073	(81,869,902)	7,204,504
Fair value of vested stock options	-	-	-	-	237,279	-	-	237,279
Stock payable towards preference dividend	-	-	-	-	2,381	(2,381)	-	-
Net loss	-	-	-	-	-	-	(2,942,746)	(2,942,746)
Balance as of March 31, 2023	141.397	$1	3,169,103	$317	$89,307,675	$3,692	$(84,812,648)	4,499,037

Three Months Ended March 31, 2024	Series A Convertible				Additional			Total
	Preferred Stock		Common stock		Paid in		Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Stock Payable	Deficit	Equity
Balance as of December 31, 2023	141.397	$1	10,390,150	$1,039	$97,582,868	5,233	(91,930,152)	5,658,989
Preferred stock conversion to common stock	(106.421)	(1)	7,622	1	-	-	-	-
Common stock issued for cash	-	-	316,963	32	419,935	-	-	419,967
Common stock issued for warrant exercise	-	-	118,904	12	77,407	-	-	77,419
Fair value of vested common stock for services	-	-	80,808	8	79,992	-	-	80,000
Fair value of vested stock options	-	-	-	-	237,497	-	-	237,497
Stock payable towards preference dividend	-	-	-	-	4,932	(4,932)	-	-
Net loss	-	-	-	-	-	-	(2,775,700)	(2,775,700)
Balance as of March 31, 2024	34.976	$-	10,914,447	$1,092	$98,402,631	$301	$(94,705,852)	$3,698,172

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(2,775,700)	$(2,942,746)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,300	34,516
Fixed assets write off	8,808	-
Inventory reserve	142,733	-
Stock compensation expense	317,497	237,279
Amortization of right of use assets	40,376	36,526
Gain on extinguishment of debt	-	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	42,609	132,002
Increase in inventory	(231,791)	(90,632)
Increase in accounts payable and accrued liabilities	337,711	122,737
Decrease in lease liability	(41,855)	(36,529)
Net cash used in operating activities	(2,144,312)	(2,506,847)

Cash Flows from Investing Activities
Purchases of fixed assets	(27,000)	(27,000)
Proceeds from sale of fixed assets	3,204	-
Net cash used in investing activities	(23,796)	(27,000)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	419,967	-
Proceeds from warrant exercise	77,419	-
Repayment of loan	(28,484)	-
Net cash provided by financing activities	468,902	-

Net decrease in cash	(1,699,206)	(2,533,847)

Cash, beginning of period	2,833,907	4,889,098

Cash, end of period	$1,134,701	$2,355,251

Supplemental disclosures of cash items
Interest paid	$8,801	$-
Income tax paid	$-	$-

Supplemental disclosures of non-cash items
Stock dividend payable	$(4,932)	$(2,381)
Right of use asset	$313,715	$469,290
Lease liability	$324,064	$481,618

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2024 and 2023

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The balance sheet at March 31, 2024 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual financial statements for the twelve months ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.

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

Inventory

The Company’s inventory is stated at the lower of cost or estimated net realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out method. The Company periodically determines whether a reserve should be taken for devaluation or obsolescence of inventory. The Company assessed its inventory at March 31, 2024 and determined that certain challenges, including potential damage and a longer timeframe for initial sales, warranted the establishment of an inventory shrinkage reserve. As a result, the Company recognized an inventory reserve of 5% amounting to $142,733, which resulted in the net carrying value of inventory of $2,711,923.

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

Leases

Accounting Standards Update (“ASU”) No. 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. At March 31, 2024 and December 31, 2023 the Company recorded a right of use asset of $313,715 and $354,091, respectively. At March 31, 2024 and December 31, 2023 the Company recorded a lease liability of $324,064 and $365,919, respectively.

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the three months ended March 31, 2024 and 2023, the Company incurred $1,041,526 and $1,391,314 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 1,444,742 and 1,514,715 potentially dilutive shares, which include outstanding common stock options, and warrants, as of March 31, 2024 and December 31, 2023, respectively.

	March 31, 2024	December 31, 2023
Options to purchase common stock	679,287	624,240
Warrants to purchase common stock	763,445	882,349
Shares issuable upon conversion of Series A Convertible Preferred Stock	2,010	8,126
Potential equivalent shares excluded	1,444,742	1,514,715

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to March 31, 2024 of $94,705,852. The Company had working capital of $53,818 as of March 31, 2024. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern and will require additional financing to fund its future planned operations, including research and development and commercialization of its products. These matters raise substantial doubt about the Company's ability to continue as going concern. The accompanying financial statements for the three months ended March 31, 2024 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of, or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

The Company considered recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 - Inventory

As of March 31, 2024 and December 31, 2023, inventory consisted of raw materials, subassemblies to be used in the assembly of TAEUS systems, and finished goods. As of March 31, 2024, the Company had no orders pending for the sale of a TAEUS system.

As of March 31, 2024, the Company recorded inventory reserve of 5% or $142,733.

As of March 31, 2024 and December 31, 2023, the Company had inventory valued at $2,711,923 and $2,622,865, respectively.

Note 4 - Fixed Assets

As of March 31, 2024 and December 31, 2023, fixed assets consisted of the following:

	March 31, 2024	December 31, 2023
Property, leasehold and capitalized software	$590,955	$587,030
TAEUS development and testing	125,151	125,151
Accumulated depreciation	(604,636)	(600,399)
Fixed assets, net	$111,470	$111,782

Depreciation expense for the three months ended March 31, 2024 and 2023 was $15,300 and $34,516.

Note 5 - Accounts Payable and Accrued Liabilities

As of March 31, 2024 and December 31, 2023, current liabilities consisted of the following:

	March 31, 2024	December 31, 2023
Accounts payable	$521,577	$360,401
Accrued payroll	266,058	150,293
Accrued bonuses	154,122	35,518
Accrued employee benefits	5,750	5,750
Insurance premium financing	90,958	148,792
Total	$1,038,465	$700,754

Note 6 - Bank Loans

Toronto-Dominion Bank Loan

On April 27, 2020, the Company entered into a commitment loan with TD Bank under the Canadian Emergency Business Account, in the principal aggregate amount of CAD 40,000, due and payable upon the expiration of the initial term on December 31, 2022, which was later extended to December 31, 2023. This note bears interest on the unpaid balance at the rate of zero percent (0%) per annum during the initial term. Under this note no interest payments were due until January 1, 2024. Under the conditions of the loan, twenty-five percent (25%) of the loan will be forgiven if seventy-five percent (75%) is repaid prior to the initial term date. During the three months ended March 31, 2024, the loan was repaid in full. As of March 31, 2024 and December 31, 2022, the loan had a balance of CAD 0 and CAD 40,000.

Note 7 - Capital Stock

Capital Stock

At March 31, 2024, the authorized capital of the Company consisted of 90,000,000 shares of capital stock, comprised of 80,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”), 1,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”), 100,000 shares of its preferred stock as Series C Preferred Stock, and the remainder of the 9,889,000 preferred shares remain authorized but undesignated.

As of March 31, 2024, there were 10,914,447 shares of common stock (which exclude 121,212 unvested shares of restricted stock described in Note 8 below), 34.976 shares of Series A Preferred Stock, and no shares of Series B Preferred Stock or Series C Preferred Stock issued and outstanding, and a stock payable balance of $301.

During the three months ended March 31, 2024, the Company issued a total of 443,489 shares of its common stock, as follows:

- 118,904 shares of its common stock upon warrant exercises for an aggregate net proceeds of $77,419;

- 316,963 shares of its common stock in return for aggregate net proceeds of $419,967 under the June 2021 ATM Agreement; and

- 7,622 shares of its common stock upon conversion of 106.421 shares of its Series A Preferred Stock.

During the three months ended March 31, 2024, a total of 80,808 shares of the previously issued restricted common stock vested. The shares were issued for services and valued at $80,000.

At-the-Market Equity Offering Programs

On June 21, 2021, the Company entered into the At-The-Market Issuance Sales Agreement with Ascendiant (the “June 2021 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $20.0 million, from time to time, through an “at-the-market” equity offering program under which Ascendiant acts as sales agent. As of March 31, 2024, under the June 2021 ATM Agreement the Company had issued an aggregate of 2,706,644 shares of common stock in return for net proceeds of $11,407,240, resulting in $354,527 of compensation paid to Ascendiant. On February 14, 2024, the Company entered into a new At-The-Market Issuance Sales Agreement with Ascendiant (the “February 2024 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $6.2 million, which replaced the June 2021 ATM Agreement. As of March 31, 2024, the Company had not sold any shares under the February 2024 ATM Agreement.

Note 8 - Common Stock Options and Restricted Stock

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the Omnibus Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the three months ended March 31, 2024 was determined to be $77,418 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 107% to 111%, (ii) discount rate of 0%, (iii) zero expected dividend yield, (iv) risk free rate of 3.93% to 4.21%, (v) price of $1.13 to $1.59, and (vi) expected life of 8-10 years.  A summary of option activity under the Company’s Omnibus Plan as of March 31, 2024, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2023	624,240	$19.25	7.26
Granted	55,346	2.06	7.93
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(299)	31.96	-
Balance outstanding at March 31, 2024	679,287	$17.83	7.09
Exercisable at March 31, 2024	402,162	$22.57	6.15

Restricted Common Stock

On November 30, 2023, the Company issued 202,020 shares of restricted common stock (the “Restricted Stock”) of the Company to PatentVest, Inc. (“PatentVest”) pursuant to a Restricted Stock Agreement and Consulting Services Agreement, each with PatentVest, in exchange for certain services related to the Company’s patent portfolio.  The fair value of the Restricted Stock was determined to be $200,485 using the market price of the stock on the date of the issuance. The Restricted Stock is subject to a vesting schedule pursuant to the Restricted Stock Agreement and the shares may not be sold, assigned, transferred, pledged, hypothecated, disposed of or otherwise encumbered prior to becoming vested. During the three months ended March 31, 2024, the Company recorded as vested 80,808 shares valued at $80,000.

Note 9 - Common Stock Warrants

Warrant Exercises

On May 2, 2023, the Company conducted a registered offering in which the Company issued 2,156,250 warrants to purchase shares of common stock for an exercise price per share equal to $1.40. The warrants expire May 2, 2028. In December 2023, the Board approved a temporary reduction of the exercise price per share from $1.40 to $0.70. The Company also issued to the placement agent and its designees warrants exercisable for an aggregate of 301,875 shares of common stock for an exercise price per share equal to $1.50. The warrants expire November 2, 2026. During the three months ended March 31, 2024, the Company issued a total of 118,904 shares of its common stock upon warrant exercises for an aggregate net proceeds of $83,233.

The following table summarizes all stock warrant activity of the Company for the three months ended March 31, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Balance outstanding at December 31, 2023	882,349	$1.58	3.79
Granted	-	-	-
Exercised	(118,904)	0.70	4.09
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding at March 31, 2024	763,445	$1.60	3.47
Exercisable at March 31, 2024	763,445	$1.60	3.47

Note 10 - Related Party Transactions

On October 17, 2023, the Company entered into a consulting agreement with one of its directors, Alex Tokman, pursuant to which Mr. Tokman provides commercialization services. Under the terms of the agreement, Mr. Tokman is compensated at a rate of $150 per hour for his services

On November 30, 2023, the Company entered into a Restricted Stock Agreement and Consulting Services Agreement, each with PatentVest, in exchange for certain services related to the Company’s patent portfolio. PatentVest is a wholly-owned subsidiary of MDB Capital Holdings, LLC (“MDB”). Anthony DiGiandomenico, a member of the Company’s board of directors, is the Chief of Transactions and a director of MDB. Lou Basenese, a member of our board of directors, is President and Chief Market Strategist at Public Ventures LLC, a wholly-owned subsidiary of MDB.

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at March 31, 2024 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 2.0 years.

As of March 31, 2024, the maturities of operating lease liabilities are as follows:

Operating Lease
2024	151,968
2025 and beyond	202,624
Total	$354,592
Less: amount representing interest	(30,527)
Present value of future minimum lease payments	324,064
Less: current obligations under leases	(178,240)
Long-term lease obligations	$145,825

For the three months ended March 31, 2024 and 2023, the Company incurred rent expenses of $54,839 and $53,809, respectively.

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

Litigation

From time to time the Company may become a party to litigation in the normal course of business. As of March 31, 2024, there were no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

Note 12 – Subsequent Events

On May 3, 2024, the Company received a notification letter from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer meets the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”). The notification has no immediate effect on the listing of the Company’s common stock. In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company has a period of 180 calendar days from May 3, 2024, or until October 30, 2024, to regain compliance with the Minimum Bid Price Requirement. If at any time before October 30, 2024, the bid price of the Company’s common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, Nasdaq will provide written notification that the Company has achieved compliance with the Minimum Bid Price Requirement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, the terms “we,” “us,” “our,” “ENDRA” and the “Company” refer to ENDRA Life Sciences Inc., a Delaware corporation, and its direct and indirect subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and related notes thereto in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Form 10-Q, including those regarding our strategies, prospects, financial condition, operations, costs, plans and objectives, are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals and product launches. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in, or implied by, the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our limited commercial experience, limited cash and history of losses; our ability to obtain adequate financing to fund our business operations in the future; our ability to achieve profitability; our ability to develop a commercially feasible application based on our Thermo-Acoustic Enhanced Ultrasound (“TAEUS”) technology; market acceptance of our technology; uncertainties associated with any future pandemic, including possible effects on our operations; results of our human studies, which may be negative or inconclusive; our ability to find and maintain development partners; our reliance on collaborations and strategic alliances and licensing arrangements; the amount and nature of competition in our industry; our ability to protect our intellectual property; potential changes in the healthcare industry or third-party reimbursement practices; delays and changes in regulatory requirements, policy and guidelines including potential delays in submitting required regulatory applications for Food and Drug Administration (“FDA”) approval; our ability to obtain and maintain CE mark certification and secure required FDA and other governmental approvals for our TAEUS applications; our ability to comply with regulation by various federal, state, local and foreign governmental agencies and to maintain necessary regulatory clearances or approvals; and the other risks and uncertainties described in the Risk Factors section of our Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on March 28, 2024, and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Financial Operations Overview

Revenue

No revenue has been generated by our TAEUS technology, which we have not commercially sold as of March 31, 2024.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of headcount and consulting costs, and marketing and tradeshow expenses. Currently, our marketing efforts are through our website and attendance of key industry meetings and conferences. In connection with the commercialization of our TAEUS applications, we are building a small sales and marketing team to train and support global ultrasound distributors and expect to execute traditional marketing activities such as promotional materials, electronic media and participation in industry events and conferences. As of March 31, 2024, we had a full-time sales representative in each of the United Kingdom, France and Germany. We expect to add to our sales representation and support headcount for operations in the EU as resources permit in the future, and plan to begin staffing our sales efforts in the United States once we have obtained FDA approval for the sale of the NAFLD TAEUS device in that region.

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

Share-based Compensation

Our Omnibus Plan permits the grant of stock options and other stock awards to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2024, the pool of shares issuable under the Omnibus Plan automatically increased by 1,717,783 shares from 1,322,169 shares to 3,039,952 shares. As of March 31, 2024, there were 2,360,665 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Results of Operations

Three months ended March 31, 2024 and 2023

Revenue

We had no revenue during the three months ended March 31, 2024 and 2023.

Cost of Goods Sold

We had no cost of goods sold during the three months ended March 31, 2024 and 2023.

Research and Development

Research and development expenses were $1,041,526 for the three months ended March 31, 2024, as compared to $1,391,314 for the three months ended March 31, 2023, a decrease of $349,788 or 25%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses decreased from the prior year as we completed development of our initial TAEUS product and began focusing our spending on commercialization of the product that has been developed.

Sales and Marketing

Sales and marketing expenses were $238,660 for the three months ended March 31, 2024, as compared to $181,616 for the three months ended March 31, 2023, an increase of $57,044, or 31%. The costs include primarily headcount and pre-selling activities for our TAEUS product line. Sales and marketing expenses increased largely due to the increase in consulting fees. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2024 were $1,500,355, compared to $1,366,398 for the three months ended March 31, 2023, an increase of $133,957, or 10%. Our wage and related expenses for the three months ended March 31, 2024 were $641,381, compared to $611,819 for the three months ended March 31, 2023. Wage and related expenses in the three months ended March 31, 2024 included $165,121 of stock compensation expense related to the issuance and vesting of options, compared to $77,865 of stock compensation expense related to the issuance and vesting of options, for the three months ended March 31, 2023. Our professional fees, which include legal, audit, and investor relations, for the three months ended March 31, 2024 were $639,872, compared to $520,637 for the three months ended March 31, 2023.

Net Loss

As a result of the foregoing, for the three months ended March 31, 2024, we recorded a net loss of $2,775,700, compared to a net loss of $2,942,746 for the three months ended March 31, 2023.

Near-Term Liquidity and Capital Resources

We are experiencing financial and operating challenges. In the absence of immediate additional liquidity, we will be forced to delay or reduce our product development programs and commercialization efforts, materially curtail or cease our operations, sell or dispose of our rights or assets, pursue sale or other strategic transactions, or undergo restructuring or insolvency proceedings. As of March 31, 2024, we had an accumulated deficit of $94,705,852 and had $1,134,701 in cash. To date we have funded our operations through private and public sales of our securities and will need to raise additional funds in order to execute on our business plan, fully commercialize our TAEUS technology, and generate revenues.

We need additional capital to allow us to continue to execute our commercialization plans through the second quarter of 2024. We are considering potential financing options that may be available to us, such as sales of our common stock, including through our at-the-market sales program (the “ATM Program”) with Ascendiant Capital Markets, LLC. Except for the ATM Program, we have no commitments to obtain any additional funds, and there can be no assurance funds will be available in sufficient amounts or on acceptable terms. If we are unable to obtain sufficient additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The consolidated financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three months ended March 31, 2024, we incurred net losses of $2,775,700 and used cash in operations of $2,144,312. In light of our cash balance as of March 31, 2024, we will need to raise additional capital in order to fund operations through the next twelve months, and prior to any ability to fund operations from revenue generated from the sale of our products. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the three months ended March 31, 2024, we used $2,144,312 of cash in operating activities primarily as a result of our net loss of $2,775,700, offset by share-based compensation of $317,497, amortization of right of use assets of $40,376, inventory reserve of $142,733, depreciation expense of $15,300, fixed assets write-off of $8,808, and net changes in operating assets and liabilities of $106,674.

During the three months ended March 31, 2023, we used $2,506,847 of cash in operating activities primarily as a result of our net loss of $2,942,746, offset by share-based compensation of $237,279, depreciation expense of $34,516, amortization of right of use assets of $36,526, and net changes in operating assets and liabilities of $127,578.

Investing Activities

During the three months ended March 31, 2024, we used $27,000 in investing activities related to purchases of fixed assets, and received $3,204 in proceeds from sale of fixed assets.

During the three months ended March 31, 2023, we used $27,000 in investing activities related to purchases of fixed assets.

Financing Activities

During the three months ended March 31, 2024, our financing activities provided $419,967 in proceeds from issuances of common stock, $77,419 in proceeds from warrant exercises. We also used $28,484 to repay a loan from TD Bank under the Canadian Emergency Business Account.

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

Off-Balance Sheet Transactions

At March 31, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of March 31, 2024: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

To remediate the material weakness, management intends to implement the following measures during 2024, as the Company’s resources and financial means allow:

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that could affect these controls during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in this section and under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the Securities and Exchange Commission on March 28, 2024. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

We have a history of operating losses and will need to raise significant additional capital to continue our business and operations. If we are unable to raise sufficient capital in the near term to meet our capital and operating needs, we may be forced to further delay, reduce or eliminate our operating activities, or cease operations entirely, which would have a material adverse effect on our business and cause stockholders to lose all of their investment.

We are experiencing financial and operating challenges. As of March 31, 2024, we had $1.1 million of cash and cash equivalents. As disclosed in our auditor’s report on our financial statements filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, there is substantial doubt about our ability to continue as a going concern and, to remain viable, we will require significant additional liquidity in order to execute our business plan. Any inability to raise adequate funds on commercially reasonable terms and in the near term would have a material adverse effect on our business, results of operation and financial condition, including the possibility that a lack of funds causes our business to fail and liquidate.

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024.

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

ENDRA LIFE SCIENCES INC.

Date: May 14, 2024	By:	/s/ Francois Michelon
Francois Michelon
Chief Executive Officer and Chairman (Principal Executive Officer)

ENDRA LIFE SCIENCES INC.

Date: May 14, 2024	By:	/s/ Irina Pestrikova
Irina Pestrikova
Senior Director, Finance (Principal Financial and Accounting Officer)

