Form 10-Q
period 2024-06-30
ENDRA Life Sciences Inc.
filed 2024-08-14
CIK 1681682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

As of August 14, 2024, there were 72,439,526 shares of our common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENDRA Life Sciences Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
Assets	2024	2023
Current Assets	(Unaudited)
Cash	$6,400,732	$2,833,907
Prepaid expenses	312,742	198,905
Total Current Assets	6,713,474	3,032,812
Non-Current Assets
Inventory	2,711,923	2,622,865
Fixed assets, net	91,777	111,782
Right of use assets	272,284	354,091
Prepaid expenses, long term	647,085	626,610
Other assets	5,986	5,986
Total Assets	$10,442,529	$6,754,146

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$1,167,434	$700,754
Lease liabilities, current portion	182,733	173,857
Loans	-	28,484
Total Current Liabilities	1,350,167	903,095

Long Term Debt
Lease liabilities	98,421	192,062
Total Long Term Debt	98,421	192,062

Total Liabilities	1,448,588	1,095,157

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized; 17.488 and 141.397 shares issued and outstanding, respectively	-	1
Series B Convertible Preferred Stock, $0.0001 par value; 1,000 shares authorized; no shares issued and outstanding	-	-
Series C Convertible Preferred Stock, $0.0001 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 1000,000,000 shares authorized; 72,439,526 and 10,390,150 shares issued and outstanding, respectively	7,244	1,039
Additional paid in capital	105,921,675	97,582,868
Stock payable	27	5,233
Accumulated deficit	(96,935,005)	(91,930,152)
Total Stockholders’ Equity	8,993,941	5,658,989
Total Liabilities and Stockholders’ Equity	$10,442,529	$6,754,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Operating Expenses
Research and development	$716,366	$1,400,182	$1,757,892	$2,791,496
Sales and marketing	162,952	247,773	401,612	429,389
General and administrative	1,351,535	1,346,610	2,851,890	2,713,008
Total operating expenses	2,230,853	2,994,565	5,011,394	5,933,893

Operating loss	(2,230,853)	(2,994,565)	(5,011,394)	(5,933,893)

Other Income
Other income	1,700	437,433	6,541	434,015
Total other income	1,700	437,433	6,541	434,015

Loss from operations before income taxes	(2,229,153)	(2,557,132)	(5,004,853)	(5,499,878)

Provision for income taxes	-	-	-	-

Net Loss	$(2,229,153)	$(2,557,132)	$(5,004,853)	$(5,499,878)

Net loss per share – basic and diluted	$(0.08)	$(0.43)	$(0.26)	$(1.20)

Weighted average common shares – basic and diluted	27,283,009	5,996,186	18,998,902	4,582,645

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Six Months Ended June 30, 2023	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2022	141.397	$1	-	$-	3,169,103	$317	$89,068,015	$6,073	$(81,869,902)	$7,204,504
Common stock issued for cash, net of funding costs	-	-	-	-	4,312,500	431	4,712,319	-	-	4,712,750
Warrants issued for cash, net of funding costs	-	-	-	-	-	-	20,053	-	-	20,053
Fair value of vested stock options	-	-	-	-	-	-	493,134	-	-	493,134
Stock payable towards preference dividend	-	-	-	-	-	-	3,646	(3,646)	-	-
Net loss	-	-	-	-	-	-	-	-	(5,499,878)	(5,499,878)
Balance as of June 30, 2023	141.397	$1	-	$-	7,481,603	$748	$94,297,167	$2,427	$(87,369,780)	$6,930,563

Six Months Ended June 30, 2024	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common stock		Additional Paid in	Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2023	141.397	$1	-	$-	10,390,150	$1,039	$97,582,868	$5,233	$(91,930,152)	$5,658,989
Preferred stock conversion to common stock	(123.909)	-1	-	-	8,893	1	-	-	-	-
Common stock issued for cash	-	-	-	-	6,424,654	643	1,147,827	-	-	1,148,470
Common stock issued for warrant exercise	-	-	-	-	44,463,520	4,446	5,362,234	-	-	5,366,680
Common stock issued for cashless warrant exercise	-	-	-		11,071,501	1,107	1,319,461	-	-	1,320,568
Fair value of vested common stock	-	-	-	-	80,808	8	79,992	-	-	80,000
Fair value of vested stock options	-	-	-	-	-	-	424,087	-	-	424,087
Stock payable towards preference dividend	-	-	-	-	-	-	5,206	(5,206)	-	-
Net loss	-	-	-	-	-	-	-	-	(5,004,853)	(5,004,853)
Balance as of June 30, 2024	17.488	$-	-	$-	72,439,526	$7,244	$105,921,675	$27	$(96,935,005)	$8,993,941

Three Months Ended June 30, 2023	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of March 31, 2023	141.397	$1	-	$-	3,169,103	$317	$89,307,675	$3,692	$(84,812,648)	$4,499,037
Common stock issued for cash, net of funding costs	-	$-	-	$-	4,312,500	$431	$4,712,319	-	-	4,712,750
Warrants issued for cash, net of funding costs	-	$-	-	$-	-	$-	$20,053	-	-	20,053
Fair value of vested stock options	-	-	-	-	-	-	255,855	-	-	255,855
Stock payable towards preference dividend	-	-	-	-	-	-	1,265	(1,265)	-	-
Net loss	-	-	-	-	-	-	-	-	(2,557,132)	(2,557,132)
Balance as of June 30, 2023	141.397	$1	-	$-	7,481,603	$748	$94,297,167	$2,427	$(87,369,780)	$6,930,563

Three Months Ended June 30, 2024	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of March 31, 2024	34.976	$-	-	$-	10,914,447	$1,092	$98,402,631	$301	$(94,705,852)	$3,698,172
Preferred stock conversion to common stock	(17.488)	-	-	-	1,271	-	-	-	-	-
Common stock issued for cash	-	-	-	-	6,107,691	611	727,892	-	-	728,503
Common stock issued for warrant exercise	-	-	-	-	44,344,616	4,434	5,284,827	-	-	5,289,261
Common stock issued for cashless warrant exercise	-	-	-		11,071,501	1,107	1,319,461	-	-	1,320,568
Fair value of vested common stock	-	-	-	-	-	-	-	-	-	-
Fair value of vested stock options	-	-	-	-	-	-	186,590	-	-	186,590
Stock payable towards preference dividend	-	-	-	-	-	-	274	(274)	-	-
Net loss	-	-	-	-	-	-	-	-	(2,229,153)	(2,229,153)
Balance as of June 30, 2024	17.488	$-	-	$-	72,439,526	$7,244	$105,921,675	$27	$(96,935,005)	$8,993,941

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(5,004,853)	$(5,499,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,993	69,781
Fixed assets write off	8,808	-
Inventory reserve	4,687	-
Stock compensation expense	504,087	493,134
Amortization of right of use assets	81,807	73,974
Changes in operating assets and liabilities:
Increase in prepaid expenses	(134,312)	(44,107)
Increase in inventory	(93,745)	(112,916)
Decrease in accounts payable and accrued liabilities	466,680	318,550
Decrease in lease liability	(84,765)	(73,980)
Net cash used in operating activities	(4,227,613)	(4,775,442)

Cash Flows from Investing Activities
Purchases of fixed assets	(16,000)	(27,000)
Proceeds from sale of fixed assets	3,204	-
Net cash used in investing activities	(12,796)	(27,000)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	1,148,470	4,712,750
Proceeds from warrant exercise	6,687,248	-
Proceeds from issuance of warrants	-	20,053
Repayment of loan	(28,484)	-
Net cash provided by financing activities	7,807,234	4,732,803

Net increase (decrease) in cash	3,566,825	(69,639)

Cash, beginning of period	2,833,907	4,889,098

Cash, end of period	$6,400,732	$4,819,459

Supplemental disclosures of cash items
Interest paid	$16,547	$-
Income tax paid	$-	$-

Supplemental disclosures of non-cash items
Stock dividend payable	$(5,206)	$(3,646)
Right of use asset	$272,284	$431,842
Lease liability	$281,154	$444,167

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Notes to Condensed Consolidated Financial Statements

For the six months ended June 30, 2024 and 2023

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The balance sheet at June 30, 2024 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual financial statements for the twelve months ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.

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

Inventory

The Company’s inventory is stated at the lower of cost or estimated net realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out method. The Company periodically determines whether a reserve should be taken for devaluation or obsolescence of inventory. The Company assessed its inventory at June 30, 2024 and determined that certain challenges, including potential damage and a longer timeframe for initial sales, warranted the establishment of an inventory shrinkage reserve. As a result, the Company recognized an inventory reserve of 5% amounting to $142,733, which resulted in the net carrying value of inventory of $2,711,923.

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

Leases

Accounting Standards Update (“ASU”) No. 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. At June 30, 2024 and December 31, 2023 the Company recorded a right of use asset of $272,284 and $354,091, respectively. At June 30, 2024 and December 31, 2023 the Company recorded a lease liability of $281,154 and $365,919, respectively.

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the three months ended June 30, 2024 and 2023, the Company incurred $716,366 and $1,400,182 of expenses related to research and development costs, respectively. During the six months ended June 30, 2024 and 2023, the Company incurred $1,757,892 and $2,791,496 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 4,520,560 and 1,514,715 potentially dilutive shares, which include outstanding common stock options, and warrants, as of June 30, 2024 and December 31, 2023, respectively.

	June 30, 2024	December 31, 2023
Options to purchase common stock	679,187	624,240
Warrants to purchase common stock	3,840,368	882,349
Shares issuable upon conversion of Series A Convertible Preferred Stock	1,005	8,126
Potential equivalent shares excluded	4,520,560	1,514,715

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to June 30, 2024 of $96,935,005. The Company had working capital of $5,363,307 as of June 30, 2024. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern and will require additional financing to fund its future planned operations, including research and development and commercialization of its products. These matters raise substantial doubt about the Company's ability to continue as going concern. The accompanying financial statements for the six months ended June 30, 2024 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of, or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

The Company considered recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 - Inventory

As of June 30, 2024 and December 31, 2023, inventory consisted of raw materials, subassemblies to be used in the assembly of TAEUS systems, and finished goods. As of June 30, 2024, the Company had no orders pending for the sale of a TAEUS system.

As of June 30, 2024, the Company recorded inventory reserve of 5% or $142,733.

As of June 30, 2024 and December 31, 2023, the Company had inventory valued at $2,711,923 and $2,622,865, respectively.

Note 4 - Fixed Assets

As of June 30, 2024 and December 31, 2023, fixed assets consisted of the following:

	June 30, 2024	December 31, 2023
Property, leasehold and capitalized software	$579,955	$587,030
TAEUS development and testing	125,151	125,151
Accumulated depreciation	(613,329)	(600,399)
Fixed assets, net	$91,777	$111,782

Depreciation expense for the six months ended June 30, 2024 and 2023 was $23,993 and $69,781.

Note 5 - Accounts Payable and Accrued Liabilities

As of June 30, 2024 and December 31, 2023, current liabilities consisted of the following:

	June 30, 2024	December 31, 2023
Accounts payable	$300,356	$360,401
Accrued payroll	326,010	150,293
Accrued bonuses	267,344	35,518
Accrued employee benefits	5,750	5,750
Insurance premium financing	267,974	148,792
Total	$1,167,434	$700,754

Note 6 - Bank Loans

Toronto-Dominion Bank Loan

On April 27, 2020, the Company entered into a commitment loan with TD Bank under the Canadian Emergency Business Account, in the principal aggregate amount of CAD 40,000, due and payable upon the expiration of the initial term on December 31, 2022, which was later extended to December 31, 2023. This note bears interest on the unpaid balance at the rate of zero percent (0%) per annum during the initial term. Under this note no interest payments were due until January 1, 2024. Under the conditions of the loan, twenty-five percent (25%) of the loan will be forgiven if seventy-five percent (75%) is repaid prior to the initial term date. During the six months ended June 30, 2024, the loan was repaid in full. As of June 30, 2024 and December 31, 2023, the loan had a balance of CAD 0 and CAD 40,000, respectively.

Note 7 - Capital Stock

Capital Stock

At June 30, 2024, the authorized capital of the Company consisted of 90,000,000 shares of capital stock, comprised of 80,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”), 1,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”), 100,000 shares of its preferred stock as Series C Preferred Stock, and the remainder of the 9,889,000 preferred shares remain authorized but undesignated.

As of June 30, 2024, there were 72,439,526 shares of common stock outstanding (which excludes both the 121,212 unvested shares of restricted stock described in Note 8 below and the conversion of Series A Preferred Stock into 1,005 shares of common stock ), 17.488 shares of Series A Preferred Stock, and no shares of Series B Preferred Stock or Series C Preferred Stock issued and outstanding, and a stock payable balance of $27.

During the six months ended June 30, 2024, the Company issued a total of 62,049,376 shares of its common stock, as follows:

- 6,107,691 shares of its common stock in return for aggregate net proceeds of $728,503 under the Placement Agreement;

- 55,416,117 shares of its common stock upon exercise of pre-funded warrants for aggregate net proceeds of $6,609,831 under the Placement Agreement (includes net proceeds from sale and exercise of pre-funded warrants);

- 118,904 shares of its common stock upon warrant exercises for aggregate net proceeds of $77,419;

- 316,963 shares of its common stock in return for aggregate net proceeds of $419,967 under the June 2021 ATM Agreement; and

- 8,893 shares of its common stock upon conversion of 123.909 shares of its Series A Preferred Stock.

During the six months ended June 30, 2024, a total of 80,808 shares of the previously issued restricted common stock vested. The shares were issued for services and valued at $80,000.

During the six months ended June 30, 2023, the Company issued a total of 4,312,500 shares of its common stock in return for aggregate net proceeds of $4,712,750.

Registered Offering

On June 4, 2024, the Company entered into a placement agency agreement (the “Placement Agreement”) with Craig-Hallum Capital Group LLC (the “Placement Agent”) pursuant to which the Placement Agent served, on a best efforts basis, in connection with the issuance and sale (the “Offering”) of 6,107,691 shares of common stock and pre-funded warrants to purchase up to an aggregate of 55,430,770 shares of common stock (the “pre-funded warrants”), together with Series A warrants to purchase up to an aggregate of 61,538,461 shares of common stock (the “Series A Warrants”) and Series B warrants to purchase up to an aggregate of 61,538,461 shares of common stock (the “Series B Warrants” and, together with the Series A Warrants, the “Series Warrants”). The common stock, pre-funded warrants and Series Warrants were sold in a fixed combination, with each share of common stock or pre-funded warrant accompanied by a Series A Warrant to purchase one share of common stock and a Series B Warrant to purchase one share of common stock. In connection with the Offering, the Company also issued to the Placement Agent warrants (“Placement Agent Warrants”) to purchase up to 3,076,923 shares of common stock. The Offering closed on June 5, 2024. The purchase price of each share of common stock and accompanying Series Warrants was $0.13 and the purchase price of each pre-funded warrant and accompanying common warrants was $0.1299.

The Company received net proceeds from the Offering, after deducting offering expenses payable by the Company, of $7,338,333.

The Offering was made pursuant to the Company’s registration statement on Form S-1 (File No. 333-278842), declared effective by the SEC on June 4, 2024.

The Series Warrants became exercisable on August 9, 2024, the first trading day following effectiveness of an amendment to the Company’s certificate of incorporation (the “Charter Amendment”) to increase the number of authorized shares of common stock (the “Initial Exercise Date”). Each Series A Warrant has an exercise price of $0.22 per share of common stock and will expire five years from the Initial Exercise Date. Each Series B Warrant has an exercise price of $0.22 per share of common stock and will expire two and one-half years from the Initial Exercise Date.

Under the alternate cashless exercise option of the Series B Warrants, the holder of a Series B Warrant has the right to receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cashless exercise of the Series B Warrant using $0.001 as the exercise price for that purpose and (y) 3.0. In addition, the Series Warrants include a provision that resets their respective exercise prices in the event of a reverse split of the Company’s common stock to a price equal to the lesser of (i) the then current exercise price and (ii) lowest volume weighted average price (VWAP) during the period commencing five trading days immediately preceding and the five trading days commencing on the date the Company effects a reverse stock split, (such lower price, the “Floor Price”), provided that such Floor Price shall not be lower than $0.0434 (subject to adjustment for reverse and forward splits, recapitalizations and similar transactions), with a proportionate adjustment to the number of shares underlying the Series A Warrants and Series B Warrants.

Subject to certain exceptions, the Series A Warrants provide for an adjustment to the exercise price and number of shares underlying the Series A Warrants upon the Company’s issuance of Common Stock or Common Stock equivalents at a price per share that is less than the exercise price of the Series A Warrants, provided that such adjusted price shall be no less than $0.0434 (subject to adjustment for reverse and forward splits, recapitalizations and similar transactions).

A holder does not have the right to exercise any portion of the Series A Warrants or Series B Warrants if the holder (together with its affiliates) would beneficially own in excess of 4.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to the exercise, as such percentage ownership is determined in accordance with the terms of the Series A Warrants and Series B Warrants. However, any holder may increase or decrease such percentage to any other percentage not in excess of 9.99%, provided that any increase in such percentage shall not be effective until 61 days following notice from the holder to us.

Pursuant to the Placement Agreement, in addition to the Placement Agent Warrants described above, the Company paid the Placement Agent a cash placement fee equal to 7.0% of the aggregate gross proceeds raised in the Offering. The Company reimbursed expenses of the Placement Agent in connection with the Offering, including but not limited to legal fees, of $100,000. The Placement Agent Warrants have an expiration date of three and one-half years from the Initial Exercise Date and were immediately exercisable upon issuance.

The Company has agreed, subject to certain exceptions, not to effect any issuance of Common Stock or securities convertible into Common Stock involving a Variable Rate Transaction, as defined in the Placement Agreement, for a period commencing on the date of the Placement Agreement until 180 days following the closing of the Offering.

At-the-Market Equity Offering Programs

On June 21, 2021, the Company entered into the At-The-Market Issuance Sales Agreement with Ascendiant (the “June 2021 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $20.0 million, from time to time, through an “at-the-market” equity offering program under which Ascendiant acts as sales agent. As of June 30, 2024, under the June 2021 ATM Agreement the Company had issued an aggregate of 2,706,644 shares of common stock in return for net proceeds of $11,407,240, resulting in $354,527 of compensation paid to Ascendiant. On February 14, 2024, the Company entered into a new At-The-Market Issuance Sales Agreement with Ascendiant (the “February 2024 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $6.2 million, which replaced the June 2021 ATM Agreement. As of June 30, 2024, the Company had not sold any shares under the February 2024 ATM Agreement.

Note 8 - Common Stock Options and Restricted Stock

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the Omnibus Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the six months ended June 30, 2024 was determined to be $77,418 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 107% to 111%, (ii) discount rate of 0%, (iii) zero expected dividend yield, (iv) risk free rate of 3.93% to 4.21%, (v) price of $1.13 to $1.59, and (vi) expected life of 8-10 years.  A summary of option activity under the Company’s Omnibus Plan as of June 30, 2024, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2023	624,240	$19.25	7.26
Granted	55,346	2.06	7.68
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(399)	24.08	-
Balance outstanding at June 30, 2024	679,187	$17.85	6.84
Exercisable at June 30, 2024	416,825	$22.36	6.01

Restricted Common Stock

On November 30, 2023, the Company issued 202,020 shares of restricted common stock (the “Restricted Stock”) of the Company to PatentVest, Inc. (“PatentVest”) pursuant to a Restricted Stock Agreement and Consulting Services Agreement, each with PatentVest, in exchange for certain services related to the Company’s patent portfolio.  The fair value of the Restricted Stock was determined to be $200,485 using the market price of the stock on the date of the issuance. The Restricted Stock is subject to a vesting schedule pursuant to the Restricted Stock Agreement and the shares may not be sold, assigned, transferred, pledged, hypothecated, disposed of or otherwise encumbered prior to becoming vested. During the six months ended June 30, 2024, the Company recorded as vested 80,808 shares valued at $80,000.

Note 9 - Common Stock Warrants

On June 4, 2024, the Company entered into the Placement Agreement in which the company issued pre-funded warrants to purchase up to an aggregate of 55,430,770 shares of common stock (the “pre-funded warrants”), together with Series A warrants to purchase up to an aggregate of 61,538,461 shares of common stock (the “Series A Warrants”) and Series B warrants to purchase up to an aggregate of 61,538,461 shares of common stock (the “Series B Warrants” and, together with the Series A Warrants, the “common warrants”). Additionally, the Series B Warrants contain an alternative cashless exercise option whereby the holder of a Series B Warrant has the right to receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cashless exercise of the Series B Warrant using $0.001 as the exercise price for that purpose and (y) 3.0.  The common stock, pre-funded warrants and common warrants were sold in a fixed combination, with each share of common stock or pre-funded warrant accompanied by a Series A Warrant to purchase one share of common stock and a Series B Warrant to purchase one share of common stock. In connection with the Offering, the Company also issued placement agent warrants (“Placement Agent Warrants” and, together with the pre-funded warrants and the common warrants, the “Warrants”) to purchase up to 3,076,923 shares of common stock. The purchase price of each share of common stock and accompanying common warrants was $0.13 and the purchase price of each pre-funded warrant and accompanying common warrants was $0.1299.

Warrant Exercises

On May 2, 2023, the Company conducted a registered offering in which the Company issued 2,156,250 warrants to purchase shares of common stock for an exercise price per share equal to $1.40. The warrants expire May 2, 2028. In December 2023, the Board approved a temporary reduction of the exercise price per share from $1.40 to $0.70. The Company also issued to the placement agent and its designees warrants exercisable for an aggregate of 301,875 shares of common stock for an exercise price per share equal to $1.50. The warrants expire November 2, 2026. During the six months ended June 30, 2024, the Company issued a total of 118,904 shares of its common stock upon warrant exercises for an aggregate net proceeds of $83,233.

Between June 4, 2024 and June 7, 2024, 55,430,770 pre-funded warrants were exercised.  The company issued a total of 55,416,117 shares of its common stock upon the cash exercises of 44,344,616 warrants and cashless exercises of 11,071,501 warrants for aggregate net proceeds of $6,609,831 (includes net proceeds from sale and exercise of pre-funded warrants).  The remaining 14,653 warrants were used to satisfy the exercise price under the warrants’ cashless exercise provision.

The following table summarizes all stock warrant activity of the Company for the six months ended June 30, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Balance outstanding at December 31, 2023	882,349	$1.58	3.79
Granted	(58,493,040)	0.14	2.01
Exercised	(55,535,021)	0.13	1.93
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding at June 30, 2024	3,840,368	$0.53	3.39
Exercisable at June 30, 2024	3,840,368	$0.53	3.39

Note 10 - Related Party Transactions

On October 17, 2023, the Company entered into a consulting agreement with one of its directors, Alex Tokman, pursuant to which Mr. Tokman provides commercialization services. Under the terms of the agreement, Mr. Tokman was compensated at a rate of $150 per hour for his services.

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at June 30, 2024 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 1.75 years.

As of June 30, 2024, the maturities of operating lease liabilities are as follows:

Operating Lease
2024	101,312
2025 and beyond	202,624
Total	$303,936
Less: amount representing interest	(22,781)
Present value of future minimum lease payments	281,154
Less: current obligations under leases	(182,733)
Long-term lease obligations	$98,421

For the six months ended June 30, 2024 and 2023, the Company incurred rent expenses of $109,608 and $108,187, respectively.

Employment and Consulting Agreements

Francois Michelon - As of June 30, 2024, the Company had an employment agreement with Francois Michelon, the Company’s Chief Executive Officer and Chairman of the board of directors, dated May 12, 2017, as amended on December 27, 2019. Effective January 1, 2022, the Compensation Committee increased Mr. Michelon’s annual salary to $423,000. In September 2023, Mr. Michelon agreed to a 30% reduction of his base salary received for the remainder of 2023 in order to preserve cash for the Company’s operations. Mr. Michelon was also eligible for an annual cash bonus based upon achievement of performance-based objectives established by the Board of Directors. Upon termination without cause, any portion of Mr. Michelon’s option award scheduled to vest within 12 months would automatically vest, and upon termination without cause within 12 months following a change of control, the entire unvested portion of the option award would automatically vest. Upon termination for any other reason, the entire unvested portion of the option award would terminate.

Pursuant to his employment agreement, if Mr. Michelon’s employment was terminated by the Company without cause or Mr. Michelon terminated his employment for good reason, Mr. Michelon would be entitled to receive 12 months’ continuation of his then-current base salary and a lump sum payment equal to 12 months of continued healthcare coverage (or 24 months’ continuation of his then-current base salary and a lump sum payment equal to 24 months of continued healthcare coverage if such termination occurred within one year following a change in control).

Under his employment agreement, Mr. Michelon was eligible to receive benefits that are substantially similar to those of the Company’s other senior executive officers.

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

Warrants

As described in Note 7, our Registered Offering included Series A Warrants and Series B Warrants which were subject to shareholder approval and consequently have not been included in the financial statements as of June 30, 2024.   The Series A Warrants and Series B Warrants were approved by shareholders on August 6, 2024.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. As of June 30, 2024, there were no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

Note 12 – Subsequent Events

Leadership Changes

On August 5, 2024, Irina Pestrikova notified the Company of her resignation as the Company’s Senior Director, Finance, effective August 7, 2024. Ms. Pestrikova’s resignation was not in connection with any disagreement relating to the Company’s operations, policies, or practices. Ms. Pestrikova may provide consulting services to the Company after her resignation, as desired and agreed to between Ms. Pestrikova and Company management, in order to assist with the transitional matters.

On August 7, 2024, the Company’s Board of Directors appointed Richard Jacroux as Chief Financial Officer, effective upon Ms. Pestrikova’s resignation.

On August 12, 2024, the Company and Francois Michelon mutually agreed on Mr. Michelon’s resignation as the Company’s Chief Executive Officer and as a member of the Company’s Board of Directors. Mr. Michelon’s resignation as a member of the Board did not involve any disagreement with the Company on any matter relating to the Company’s operations, policies, or practices.

The terms of Mr. Michelon’s separation from the Company have been memorialized pursuant to a Separation Agreement and Release, dated August 12, 2024 (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Michelon will be entitled to a single cash payment of $100,000, which is equal to 4 months’ continuation of his current base salary, a cash payment for accrued vacation time and $1,705 monthly for up to 12 months for continued healthcare coverage in consideration for a release of any and all claims he may have against the Company, its affiliates, and their respective representatives and other related parties. The Separation Agreement also terminated certain restrictive covenants applicable to Mr. Michelon under his employment agreement with the Company.

Effective August 13, 2024, the Board appointed Alexander Tokman as the Company’s acting Chief Executive Officer and Chairman of the Board. As described in Part II, Item 5, in connection with such appointment the Company and Mr. Tokman entered into employment agreement.

Increase in Authorized Shares of Common Stock

At the 2024 Annual Meeting of the Company’s Stockholders held on August 6, 2024 (the “Annual Meeting”), the Company’s stockholders approved and adopted a Certificate of Amendment to the Company’s Fourth Amended and Restated Certificate of Incorporation (the “Certificate of Incorporation”) to increase the number of authorized shares of Company’s Common stock, from 80,000,000 shares to 1,000,000,000 shares (the “Charter Amendment”).

The Charter Amendment was filed with the Secretary of State of the State of Delaware on August 8, 2024 and was effective upon filing.

Reverse Stock Split

At the Annual Meeting, the Company’s stockholders approved a Certificate of Amendment to the Certificate of Incorporation to effect a reverse stock split of the shares of the Common Stock at a stock split ratio between 1-for-20 and 1-for-50, inclusive (the “Reverse Stock Split”), with the ultimate ratio and precise timing of the Reverse Stock Split to be determined by the Company’s Board of Directors in its sole discretion. On August 8, 2024, the Board of Directors approved a ratio of 1-for-50 for the Reverse Stock Split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, the terms “we,” “us,” “our,” “ENDRA” and the “Company” refer to ENDRA Life Sciences Inc., a Delaware corporation, and its direct and indirect subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and related notes thereto in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Form 10-Q, including those regarding our strategies, prospects, financial condition, operations, costs, plans and objectives, are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals and product launches. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in, or implied by, the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our limited commercial experience, limited cash and history of losses; our ability to obtain adequate financing to fund our business operations in the future; our ability to achieve profitability; our ability to develop a commercially feasible application based on our Thermo-Acoustic Enhanced Ultrasound (“TAEUS”) technology; market acceptance of our technology; uncertainties associated with any future pandemic, including possible effects on our operations; results of our human studies, which may be negative or inconclusive; our ability to find and maintain development partners; our reliance on collaborations and strategic alliances and licensing arrangements; the amount and nature of competition in our industry; our ability to protect our intellectual property; potential changes in the healthcare industry or third-party reimbursement practices; delays and changes in regulatory requirements, policy and guidelines including potential delays in submitting required regulatory applications for Food and Drug Administration (“FDA”) approval; our ability to obtain and maintain CE mark certification and secure required FDA and other governmental approvals for our TAEUS applications; our ability to regain compliance with the listing standards of the Nasdaq Capital Market and maintain the listing of our common stock on such exchange; our ability to comply with regulation by various federal, state, local and foreign governmental agencies and to maintain necessary regulatory clearances or approvals; and the other risks and uncertainties described in the Risk Factors section of our Annual Report on Form 10-K for the period ended December 31, 2023, as filed with the SEC on March 28, 2024, and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

In June 2020, we submitted a 510(k) Application to the FDA for our TAEUS Fatty Live Imaging Probe (“FLIP”) System. In February 2022, we announced that we would pursue FDA reclassification and clearance of our TAEUS FLIP System through the FDA’s “de novo” process. We subsequently voluntarily withdrew our 510(k) Application submitted a de novo request for the TAEUS system to the FDA in the third quarter of 2023. In the fourth quarter of 2023, the FDA sent us an Additional Information (“AI”) request related to our de novo application. After we received the AI request, we have had several interactions with the FDA and have provided additional information. In order to fully respond to the FDA’s questions, we will need to compile additional clinical data, provide additional device test data, and respond to cybersecurity related questions in a new de novo submission. We had an in-person pre-submission meeting with the FDA on May 16, 2024. We currently anticipate completing the necessary clinical studies by the fourth quarter of 2024 or first quarter of 2025 and submitting the new de novo request to the FDA in the first half of 2025.

Financial Operations Overview

Revenue

No revenue has been generated by our TAEUS technology, which we have not commercially sold as of June 30, 2024.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of headcount and consulting costs, and marketing and tradeshow expenses. Currently, our marketing efforts are through our website and attendance of key industry meetings and conferences. In connection with the commercialization of our TAEUS applications, we are building a small sales and marketing team to train and support global ultrasound distributors and expect to execute traditional marketing activities such as promotional materials, electronic media and participation in industry events and conferences. During the quarter, we restructured our European sales operations to better align with the Company’s near-term sales prospects.  We expect to add to our sales representation and support headcount for operations in the EU as resources permit in the future, and plan to begin staffing our sales efforts in the United States once we have obtained FDA approval for the sale of the NAFLD TAEUS device in that region.

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

Share-based Compensation

Our Omnibus Plan permits the grant of stock options and other stock awards to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2024, the pool of shares issuable under the Omnibus Plan automatically increased by 1,717,783 shares from 1,322,169 shares to 3,039,952 shares. As of June 30, 2024, there were 2,360,765 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Results of Operations

Three months ended June 30, 2024 and 2023

Revenue

We had no revenue during the three months ended June 30, 2024 and 2023.

Cost of Goods Sold

We had no cost of goods sold during the three months ended June 30, 2024 and 2023.

Research and Development

Research and development expenses were $716,366 for the three months ended June 30, 2024, as compared to $1,400,182 for the three months ended June 30, 2023, a decrease of $683,816 or 49%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses decreased from the prior year as we complete development of our initial TAEUS product and began focusing our spending on clinical trials and commercialization of the product that has been developed.

Sales and Marketing

Sales and marketing expenses were $162,952 for the three months ended June 30, 2024, as compared to $247,773 for the three months ended June 30, 2023, a decrease of $84,821, or 34%. The costs include primarily headcount and pre-selling activities for our TAEUS product line. Sales and marketing expenses decreased largely due to the decrease in consulting fees. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2024 were $1,351,535, compared to $1,346,610 for the three months ended June 30, 2023, an increase of $4,925, or 0%. Our wage and related expenses for the three months ended June 30, 2024 were $581,096, compared to $558,068 for the three months ended June 30, 2023. Wage and related expenses in the three months ended June 30, 2024 included $72,869 of stock compensation expense related to the issuance and vesting of options, compared to $88,200 of stock compensation expense related to the issuance and vesting of options, for the three months ended June 30, 2023. Our professional fees, which include legal, audit, and investor relations, for the three months ended June 30, 2024 were $582,327, compared to $503,697 for the three months ended June 30, 2023.

Other Income

Other income was $1,700 for the three months ended June 30, 2024, as compared to $437,433 for the three months ended June 30, 2023. Other income for the three months ended June 30, 2023, resulted mostly from the completion of the Employer Retention Tax Credit for employee retention in 2021 and 2022 of $ 413,844.

Net Loss

As a result of the foregoing, for the three months ended June 30, 2024, we recorded a net loss of $2,229,153, compared to a net loss of $2,557,132 for the three months ended June 30, 2023.

Six months ended June 30, 2024 and 2023

Revenue

We had no revenue during the six months ended June 30, 2024 and 2023.

Cost of Goods Sold

We had no cost of goods sold during the six months ended June 30, 2024 and 2023.

Research and Development

Research and development expenses were $1,757,892 for the six months ended June 30, 2024, as compared to $2,791,496 for the six months ended June 30, 2023, a decrease of $1,033,604 or 37%. The costs include primarily wages, fees and equipment for the development of our TAEUS product line. Research and development expenses decreased from the prior year as we completed development of our initial TAEUS product and began focusing our spending on commercialization of the product that has been developed.

Sales and Marketing

Sales and marketing expenses were $401,612 for the six months ended June 30, 2024, as compared to $429,389 for the six months ended June 30, 2023, a decrease of $27,777, or 6%. The costs include primarily headcount and pre-selling activities for our TAEUS product line. Sales and marketing expenses decreased largely due to the decrease in consulting fees. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the six months ended June 30, 2024 were $2,851,890, compared to $2,713,008 for the six months ended June 30, 2023, an increase of $138,882, or 5%. Our wage and related expenses for the six months ended June 30, 2024 were $1,222,478, compared to $1,169,887 for the six months ended June 30, 2023. Wage and related expenses in the six months ended June 30, 2024 included $237,990 of stock compensation expense related to the issuance and vesting of options, compared to $166,065 of stock compensation expense related to the issuance and vesting of options, for the six months ended June 30, 2023. Our professional fees, which include legal, audit, and investor relations, for the six months ended June 30, 2024 were $1,222,199, compared to $1,024,335 for the six months ended June 30, 2023.

Other Income

Other income was $6,541 for the six months ended June 30, 2024, as compared to $434,015 for the six months ended June 30, 2023. Other income for the six months ended June 30, 2023, resulted mostly from the completion of the Employer Retention Tax Credit for employee retention in 2021 and 2022 of $413,844.

Net Loss

As a result of the foregoing, for the six months ended June 30, 2024, we recorded a net loss of $5,004,853, compared to a net loss of $5,499,878 for the six months ended June 30, 2023.

Near-Term Liquidity and Capital Resources

We are experiencing financial and operating challenges. As of June 30, 2024, we had an accumulated deficit of $96,935,005 and had $6,400,732 in cash. To date we have funded our operations through private and public sales of our securities and will need to raise additional funds in order to execute on our business plan, fully commercialize our TAEUS technology, and generate revenues.

We need additional capital to allow us to continue to execute our commercialization plans. We are considering potential financing options that may be available to us, such as sales of our common stock, including through our at-the-market sales program with Ascendiant Capital Markets, LLC. Except for the at-the-market sales program, we have no commitments to obtain any additional funds, and there can be no assurance funds will be available in sufficient amounts or on acceptable terms. In addition, the Company agreed, subject to certain exceptions, not to effect any issuance of common stock or securities convertible into common stock involving a Variable Rate Transaction, as defined in the Placement Agreement and which includes sales of common stock under the at-the-market sales program, for a period commencing on the date of the Placement Agreement until 180 days following the closing of our June 2024 public offering. If we are unable to obtain sufficient additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The consolidated financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six months ended June 30, 2024, we incurred net losses of $5,004,853 and used cash in operations of $4,227,613. In light of our cash balance as of June 30, 2024, we will need to raise additional capital in order to fund operations through the next twelve months, and prior to any ability to fund operations from revenue generated from the sale of our products. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the six months ended June 30, 2024, we used $4,227,613 of cash in operating activities primarily as a result of our net loss of $5,004,853, offset by share-based compensation of $504,087, amortization of right of use assets of $81,807, inventory reserve of $4,687, depreciation expense of $23,993, fixed assets write-off of $8,808, and net changes in operating assets and liabilities of $153,858.

During the six months ended June 30, 2023, we used $4,775,442 of cash in operating activities primarily as a result of our net loss of $5,499,878, offset by share-based compensation of $493,134, depreciation expense of $69,781, amortization of right of use assets of $73,974, and net changes in operating assets and liabilities of $87,547.

Investing Activities

During the six months ended June 30, 2024, we used $16,000 in investing activities related to purchases of fixed assets, and received $3,204 in proceeds from sale of fixed assets.

During the six months ended June 30, 2023, we used $27,000 in investing activities related to purchases of fixed assets.

Financing Activities

During the six months ended June 30, 2024, our financing activities provided $1,148,470 in proceeds from issuances of common stock, $6,687,248 in proceeds from warrant exercises. We also used $28,484 to repay a loan from TD Bank under the Canadian Emergency Business Account.

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

Off-Balance Sheet Transactions

At June 30, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2024, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of June 30, 2024: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that could affect these controls during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

Effective August 13, 2024, the Board appointed Alexander Tokman as the Company’s acting Chief Executive Officer and Chairman of the Board of Directors. In connection with his appointment, Mr. Tokman and the Company entered into and employment agreement, dated August 13, 2024 (the “Employment Agreement”). Mr. Tokman’s employment with the Company is “at will” and may be terminated by him or the Company at any time and for any reason. Pursuant to the Employment Agreement, Mr. Tokman will receive an annual base salary of $300,000, subject to adjustment at the Board’s discretion. Mr. Tokman is also eligible for an annual cash bonus based upon the achievement of performance-based objectives established by the Board of Directors.

If Mr. Tokman’s employment is terminated by the Company without cause (as defined in the Company’s 2016 Omnibus Incentive Plan, as amended), if Mr. Tokman resigns for good reason (as defined in the Employment Agreement), or if Mr. Tokman’s employment ends following the hiring no later than February 13, 2026 of a replacement chief executive officer whom Mr. Tokman assists in recruiting, Mr. Tokman will be entitled to receive, subject to his execution of a standard release agreement, 12 months’ continuation of his current base salary and a lump sum payment equal to 12 months of continued healthcare coverage (or 24 months’ continuation of his current base salary and a lump sum payment equal to 24 months of continued healthcare coverage if such termination occurs within one year following a change in control). Additionally, under the Employment Agreement, Mr. Tokman is eligible to receive benefits that are substantially similar to those of the Company’s other senior executive officers.

The foregoing description of the Employment Agreement does not purport to be complete and is subject to, and qualified in its entirety by the full text of the Employment Agreement, which will be filed as an exhibit with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024.

Item 6. Exhibits

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 12, 2017)
3.2

Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 18, 2020)

3.3

Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 9, 2024)

3.3

Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-214724), as amended, originally filed on November 21, 2016)

3.4	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed on May 10, 2024)
3.5	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 31, 2024)
3.6	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on May 31, 2024)
3.7	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed on May 10, 2024)
3.8†	Form of Amendment to Series A Warrant
3.9†	Form of Amendment to Series B Warrant
31.1	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
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

 † Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDRA LIFE SCIENCES INC.

Date: August 14, 2024	By:	/s/ Alexander Tokman
Alexander Tokman
Chief Executive Officer and Chairman (Principal Executive Officer)

ENDRA LIFE SCIENCES INC.

Date: August 14, 2024	By:	/s/ Richard Jacroux
Richard Jacroux
Chief Financial Officer (Principal Financial and Accounting Officer)

