Form 10-Q
period 2024-09-30
ENDRA Life Sciences Inc.
filed 2024-11-19
CIK 1681682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

As of November 19, 2024, there were 536,908 shares of our common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENDRA Life Sciences Inc.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
Assets	2024	2023
Current Assets	(Unaudited)
Cash	$4,745,187	$2,833,907
Prepaid expenses	217,120	198,905
Total Current Assets	4,962,307	3,032,812
Non-Current Assets
Inventory, net	2,711,923	2,622,865
Fixed assets, net	80,281	111,782
Right of use assets	229,771	354,091
Prepaid expenses, long term	388,842	626,610
Other assets	5,986	5,986
Total Assets	$8,379,110	$6,754,146

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$626,706	$700,754
Lease liabilities, current portion	187,339	173,857
Loans	-	28,484
Total Current Liabilities	814,045	903,095

Long Term Debt
Lease liabilities	49,823	192,062
Warrant Liability	910,556	-
Total Long Term Debt	960,379	192,062

Total Liabilities	1,774,424	1,095,157

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized; 17.488 and 141.397 shares issued and outstanding, respectively	-	1
Series B Convertible Preferred Stock, $0.0001 par value; 1,000 shares authorized; no shares issued and outstanding	-	-
Series C Convertible Preferred Stock, $0.0001 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 20,000,000 shares authorized; 534,863 and 5,937 shares issued and outstanding, respectively	53	1
Additional paid in capital	105,893,728	97,583,906
Stock payable	-	5,233
Accumulated deficit	(99,289,095)	(91,930,152)
Total Stockholders’ Equity	6,604,686	5,658,989
Total Liabilities and Stockholders’ Equity	$8,379,110	$6,754,146

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2024	2023	2024	2023
Operating Expenses
Research and development	$794,444	$1,632,849	$2,552,336	$4,424,345
Sales and marketing	83,157	243,332	484,769	672,721
General and administrative	631,413	1,252,881	3,483,303	3,965,889
Total operating expenses	1,509,014	3,129,062	6,520,408	9,062,955

Operating loss	(1,509,014)	(3,129,062)	(6,520,408)	(9,062,955)

Other Expenses
Other income (expense)	65,528	28,226	72,069	462,241
Warrant expense	(7,323,685)		(7,323,685)
Changes in fair value of warrant liability	3,341,829		3,341,829
Gain or Loss on settlement of warrant exercise	3,071,252		3,071,252
Total other expenses	(845,076)	28,226	(838,535)	462,241

Loss from operations before income taxes	(2,354,090)	(3,100,836)	(7,358,943)	(8,600,714)

Provision for income taxes	-	-	-	-

Net Loss	$(2,354,090)	$(3,100,836)	$(7,358,943)	$(8,600,714)

Net loss per share – basic and diluted	$(9.54)	$(706.20)	$(82.14)	$(2,672.98)

Weighted average common shares – basic and diluted	246,816	4,391	89,592	3,218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Nine Months Ended September 30,2023
	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2022	141.397	$1	-	-	1,811	$0	$89,068,332	$6,073	$(81,869,902)	$7,204,504
Common stock issued for cash, net of funding costs	-	-	-	-	2,996	0	5,826,582	-	-	5,826,582
Warrants issued for cash, net of funding costs	-	-	-	-	-	-	20,053	-	-	20,053
Fair value of vested stock options	-	-	-	-	-	-	745,873	-	-	745,873
Stock payable towards preference dividend	-	-	-	-	-	-	4,012	(4,012)	-	-
Net loss	-	-	-	-	-	-	-	-	(8,600,714)	(8,600,714)
Balance as of September 30,2023	141.397	$1	-	$-	4,807	$0	$95,664,852	$2,061	$(90,470,616)	$5,196,298

Nine Months Ended September 30,2024
	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2023	141.397	$1	-	$-	5,937	$1	$97,583,906	$5,233	$(91,930,152)	$5,658,989
Preferred stock conversion to common stock	(123.909)	-1	-	-	5	-	1	-	-	-
Common stock issued for cash	-	-	-	-	3,671	-	1,148,470	-	-	1,148,470
Common stock issued for warrant exercise	-	-	-	-	518,876	51	5,368,312	-	-	5,368,363
Common stock issued for cashless warrant exercise	-	-	-		6,327	1	1,320,567	-	-	1,320,568
Fair value of vested common stock (netted off with cancellation of options for terminated employees)	-	-	-	-	46	-	80,000	-	-	80,000
Fair value of vested stock options	-	-	-	-	-	-	387,239	-	-	387,239
Stock payable towards preference dividend	-	-	-	-	-	-	5,233	(5,233)	-	-
Net loss	-	-	-	-	-	-	-	-	(7,358,943)	(7,358,943)
Balance as of September 30,2024	17.488	$-	-	$-	534,863	$53	$105,893,728	$-	$(99,289,095)	$6,604,686

Three Months Ended September 30,2023
	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of June 30,2023	141.397	$1	-	$-	4,275	$0	$94,297,915	$2,427	$(87,369,780)	$6,930,563
Common stock issued for cash, net of funding costs	-	$-	-	$-	532	$0	$1,113,832	-	-	1,113,832
Fair value of vested stock options	-	-	-	-	-	-	252,739	-	-	252,739
Stock payable towards preference dividend	-	-	-	-	-	-	366	(366)	-	-
Net loss	-	-	-	-	-	-	-	-	(3,100,836)	(3,100,836)
Balance as of September 30,2023	141.397	$1	-	$-	4,807	$0	$95,664,852	$2,061	$(90,470,616)	$5,196,298

Three Months Ended September 30,2024
	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of June 30,2024	17.488	$-	-	$-	41,394	$4	$105,928,915	$27	$(96,935,005)	$8,993,941
Common stock issued for warrant exercise	-	-	-	-	493,469	49	1,634	-	-	1,683
Fair value of vested stock options (netted off with cancellation of options for terminated employees)	-	-	-	-	-	-	(36,848)	-	-	(36,848)
Stock payable towards preference dividend	-	-	-	-	-	-	27	(27)	-	-
Net loss	-	-	-	-	-	-	-	-	(2,354,090)	(2,354,090)
Balance as of September 30,2024	17.488	$-	-	$-	534,863	$53	$105,893,728	$-	$(99,289,095)	$6,604,686

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(7,358,943)	$(8,600,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,489	101,839
Fixed assets write off	8,808
Inventory reserve	4,687
Stock compensation expense	467,240	745,873
Amortization of right of use assets	124,320	112,365
Warrant expense	7,323,685
Changes in fair value of warrant liability	(3,341,829)
Gain or Loss on settlement of warrant exercise	(3,071,252)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	219,553	42,380
Increase in inventory	(93,745)	(112,916)
Decrease in accounts payable and accrued liabilities	(74,098)	449,350
Decrease in lease liability	(128,757)	(112,374)
Net cash used in operating activities	(5,884,842)	(7,374,197)

Cash Flows from Investing Activities
Purchases of fixed assets	(16,000)	(27,000)
Proceeds from sale of fixed assets	3,204
Net cash used in investing activities	(12,796)	(27,000)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	1,148,470	5,826,582
Proceeds from issuance of warrants	5,368,363	20,053
Proceeds from issuance of cashless warrants
1,320,568
Repayment of loan	(28,484)
Net cash provided by financing activities	7,808,917	5,846,635

Net increase (decrease) in cash	1,911,280	(1,554,562)

Cash, beginning of period	2,833,907	4,889,098

Cash, end of period	$4,745,187	$3,334,536

Supplemental disclosures of cash items
Interest paid	$23,211	$-
Income tax paid	$-	$-

Supplemental disclosures of non-cash items
Stock dividend payable	$(5,232)	$(4,012)
Right of use asset	$229,771	$393,451
Lease liability	$237,162	$405,773
Cashless warrants	$3,071,252	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Notes to Condensed Consolidated Financial Statements

For the nine months ended September 30, 2024 and 2023

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the year ending December 31, 2024. The balance sheet at September 30, 2024 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual financial statements for the twelve months ended December 31, 2023 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 28, 2024.

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

Inventory

The Company’s inventory is stated at the lower of cost or estimated net realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out method. The Company periodically determines whether a reserve should be taken for devaluation or obsolescence of inventory. The Company assessed its inventory at September 30, 2024 and determined that certain challenges, including potential damage and a longer timeframe for initial sales, warranted the establishment of an inventory shrinkage reserve. As a result, the Company recognized an inventory reserve of 5% amounting to $142,733, which resulted in the net carrying value of inventory of $2,711,923.

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

Leases

Accounting Standards Update (“ASU”) No. 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. At September 30, 2024 and December 31, 2023 the Company recorded a right of use asset of $229,771 and $354,091, respectively. At September 30, 2024 and December 31, 2023 the Company recorded a lease liability of $237,162 and $365,919, respectively.

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the three months ended September 30, 2024 and 2023, the Company incurred $794,444 and $1,632,849 of expenses related to research and development costs, respectively. During the nine months ended September 30, 2024 and 2023, the Company incurred $2,552,336 and $ 4,424,345 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 181,974 and 788 potentially dilutive shares, which include outstanding common stock options, and warrants, as of September 30, 2024 and December 31, 2023, respectively.

	September 30, 2024	December 31, 2023
Options to purchase common stock	279	290
Warrants to purchase common stock	181,694	493
Shares issuable upon conversion of Series A Convertible Preferred Stock	1	5
Potential equivalent shares excluded	181,974	788

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

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other share-based awards to its employees, consultants and non-employee members of the board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. Effective January 1, 2024, the pool of shares issuable under the Omnibus Plan automatically increased by 982 shares from 756 shares to 1,738 shares.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to September 30, 2024 of $99,289,095. The Company had working capital of $4,148,262 as of September 30, 2024. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern and will require additional financing to fund its future planned operations, including research and development and commercialization of its products. These matters raise substantial doubt about the Company's ability to continue as going concern. The accompanying financial statements for the nine months ended September 30, 2024 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of, or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

The Company considered recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 - Inventory

As of September 30, 2024 and December 31, 2023, inventory consisted of raw materials, subassemblies to be used in the assembly of TAEUS systems, and finished goods. As of September 30, 2024, the Company had no orders pending for the sale of a TAEUS system.

As of September 30, 2024, the Company recorded inventory reserve of 5% or $142,733.

As of September 30, 2024 and December 31, 2023, the Company had inventory valued at $2,711,923 and $2,622,865, respectively.

Note 4 - Fixed Assets

As of September 30, 2024 and December 31, 2023, fixed assets consisted of the following:

	September 30, 2024	December 31, 2023
Property, leasehold and capitalized software	$579,954	$587,030
TAEUS development and testing	125,153	125,151
Accumulated depreciation	(624,826)	(600,399)
Fixed assets, net	$80,281	$111,782

Depreciation expense for the three months ended September 30, 2024 and 2023 was $11,496 and $32,058.

Depreciation expense for the nine months ended September 30, 2024 and 2023 was $35,489 and $101,839.

Note 5 - Accounts Payable and Accrued Liabilities

As of September 30, 2024 and December 31, 2023, current liabilities consisted of the following:

	September 30, 2024	December 31, 2023
Accounts payable	$279,417	$360,401
Accrued payroll	133,355	150,293
Accrued bonuses	-	35,518
Accrued employee benefits	5,750	5,750
Insurance premium financing	208,184	148,792
Total	$626,706	$700,754

Note 6 - Bank Loans

Toronto-Dominion Bank Loan

On April 27, 2020, the Company entered into a commitment loan with TD Bank under the Canadian Emergency Business Account, in the principal aggregate amount of CAD 40,000, due and payable upon the expiration of the initial term on December 31, 2022, which was later extended to December 31, 2023. This note bears interest on the unpaid balance at the rate of zero percent (0%) per annum during the initial term. Under this note no interest payments were due until January 1, 2024. Under the conditions of the loan, twenty-five percent (25%) of the loan will be forgiven if seventy-five percent (75%) is repaid prior to the initial term date. During the nine months ended September 30, 2024, the loan was repaid in full. As of September 30, 2024 and December 31, 2023, the loan had a balance of CAD 0 and CAD 40,000, respectively.

Note 7 - Capital Stock

Capital Stock

At September 30, 2024, the authorized capital of the Company consisted of 30,000,000 shares of capital stock, comprised of 20,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”), 1,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”), 100,000 shares of its preferred stock as Series C Preferred Stock, and the remainder of the 9,889,000 preferred shares remain authorized but undesignated.

As of September 30, 2024, there were 534,863 shares of common stock outstanding (which excludes both the 69 unvested shares of restricted stock described in Note 8 below and the conversion of Series A Preferred Stock into 1 shares of common stock and does include 12,857 shares of common stock due to exercise of warrants ), 17.488 shares of Series A Preferred Stock, and no shares of Series B Preferred Stock or Series C Preferred Stock issued and outstanding, and a stock payable balance of $0.

During the nine months ended September 30, 2024, the Company issued a total of 528,926 shares of its common stock, as follows:

Registered offering (described below):

- 3,490 shares of its common stock in return for aggregate net proceeds of $728,503 under the Placement Agreement;

- 31,666 shares of its common stock upon exercise of pre-funded warrants for aggregate net proceeds of $6,609,831 under the Placement Agreement (includes net proceeds from sale and exercise of pre-funded warrants);

Other issuances:

- 68 shares of its common stock upon warrant exercises for aggregate net proceeds of $77,419;

- 181 shares of its common stock in return for aggregate net proceeds of $419,967 under the June 2021 ATM Agreement;

- 5 shares of its common stock upon conversion of 123.909 shares of its Series A Preferred Stock; and

- 46 shares of the previously issued restricted common stock vested. The shares were issued for services and valued at $80,000.

Series B warrant exercises:

- 493,469 shares of its common stock upon cashless exercise of Series B Warrants

During the nine months ended September 30, 2023, the Company issued a total of 2,464 shares of its common stock in return for aggregate net proceeds of $4,712,750 under the Offering. The company issued an additional 531 shares of its common stock in return for aggregate net proceeds of $1,113,832 under the June 2021 ATM Agreement.

Registered Offering

On June 4, 2024, the Company entered into a placement agency agreement (the “Placement Agreement”) with Craig-Hallum Capital Group LLC (the “Placement Agent”) pursuant to which the Placement Agent served, on a best efforts basis, in connection with the issuance and sale (the “Offering”) of 3,490 shares of common stock and pre-funded warrants to purchase up to an aggregate of 31,666 shares of common stock (the “pre-funded warrants”), together with Series A warrants to purchase up to an aggregate of 178,255 shares of common stock (the “Series A Warrants”) and Series B warrants to purchase up to an aggregate of 178,255 shares of common stock (the “Series B Warrants” and, together with the Series A Warrants, the “Series Warrants”). The common stock, pre-funded warrants and Series Warrants were sold in a fixed combination, with each share of common stock or pre-funded warrant accompanied by a Series A Warrant to purchase one share of common stock and a Series B Warrant to purchase one share of common stock. In connection with the Offering, the Company also issued to the Placement Agent warrants (“Placement Agent Warrants”) to purchase up to 1,758 shares of common stock. The Offering closed on June 5, 2024. The purchase price of each share of common stock and accompanying Series Warrants was $227.50 and the purchase price of each pre-funded warrant and accompanying common warrants was $227.325.

The Company received net proceeds from the Offering, after deducting offering expenses payable by the Company, of $7,338,333.

The Offering was made pursuant to the Company’s registration statement on Form S-1 (File No. 333-278842), declared effective by the SEC on June 4, 2024.

The Series Warrants were first exercised in connection with the reverse stock split effective on August 20, 2024. Each Series A Warrant will expire five years from the Initial Exercise Date. Each Series B Warrant will expire two and one-half years from the Initial Exercise Date.

Under the alternate cashless exercise option of the Series B Warrants, the holder of a Series B Warrant has the right to receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cashless exercise of the Series B Warrant using $1.75 as the exercise price for that purpose and (y) 3.0.

In addition, the Series Warrants include a provision that resets their respective exercise prices in the event of a reverse split of the Company’s common stock to a price equal to the lesser of (i) the then current exercise price and (ii) lowest volume weighted average price (VWAP) during the period commencing five trading days immediately preceding and the five trading days commencing on the date the Company effects a reverse stock split, (such lower price, the “Floor Price”), provided that such Floor Price shall not be lower than $0.0434 (subject to adjustment for reverse and forward splits, recapitalizations and similar transactions), with a proportionate adjustment to the number of shares underlying the Series Warrants. The effect of the Company’s August 2024 and November 2024 reverse splits are that the number of shares underlying the Series A Warrants and Series B Warrants totaled 178,255 each.

Subject to certain exceptions, the Series A Warrants provide for an adjustment to the exercise price and number of shares underlying the Series A Warrants upon the Company’s issuance of Common Stock or Common Stock equivalents at a price per share that is less than the exercise price of the Series A Warrants, provided that such adjusted price shall be no less than $75.95 (subject to adjustment for reverse and forward splits, recapitalizations and similar transactions).

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

At-the-Market Equity Offering Programs

On June 21, 2021, the Company entered into the At-The-Market Issuance Sales Agreement with Ascendiant (the “June 2021 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $20.0 million, from time to time, through an “at-the-market” equity offering program under which Ascendiant acts as sales agent. Prior to its replacement by the February 2024 ATM Agreement (as defined below), under the June 2021 ATM Agreement the Company issued an aggregate of 1,547 shares of common stock in return for net proceeds of $11,407,240, resulting in $354,527 of compensation paid to Ascendiant. On February 14, 2024, the Company entered into a new At-The-Market Issuance Sales Agreement with Ascendiant (the “February 2024 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $6.2 million, which replaced the June 2021 ATM Agreement. As of September 30, 2024, the Company had not sold any shares under the February 2024 ATM Agreement.

Reverse Stock Split

On August 16, 2024, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment (the “Certificate of Amendment”) to its certificate of incorporation, which Certificate of Amendment effectuated as of August 20, 2024 at 12:01 a.m. Eastern Time (the “Effective Time”) a reverse split of the Company’s common stock by a ratio of one-for-50 (the “August 2024 Reverse Stock Split”). All per share amounts (including exercise prices) and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the August 2024 Reverse Stock Split and the November 2024 Reverse Stock Split (as described in Note 13 below). No fractional shares were, or shall be, issued in connection with the August 2024 Reverse Stock Split.

The August 2024 Reverse Stock Split resulted in a proportionate adjustment to the per share conversion or exercise price and the number of shares of common stock issuable upon the conversion or exercise of outstanding preferred stock, stock options and warrants, as well as the number of shares of common stock eligible for issuance under the Omnibus Plan.

Note 8 - Common Stock Options and Restricted Stock

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the Omnibus Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the nine months ended September 30, 2024 was determined to be $77,418 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 107% to 111%, (ii) discount rate of 0%, (iii) zero expected dividend yield, (iv) risk free rate of 3.93% to 4.21%, (v) price of $1,9777.50 to $2,782.50, and (vi) expected life of 8-10 years. A summary of option activity under the Company’s Omnibus Plan as of September 30, 2024, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2023	290	$33,685.11	7.25
Granted	27	3,710.00	7.26
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(38)	9,770.53	-
Balance outstanding at September 30, 2024	279	$30,566.79	5.58
Exercisable at September 30, 2024	187	$41,592.73	4.39

Restricted Common Stock

On November 30, 2023, the Company issued 115 shares of restricted common stock (the “Restricted Stock”) of the Company to PatentVest, Inc. (“PatentVest”) pursuant to a Restricted Stock Agreement and Consulting Services Agreement, each with PatentVest, in exchange for certain services related to the Company’s patent portfolio. The fair value of the Restricted Stock was determined to be $200,485 using the market price of the stock on the date of the issuance. The Restricted Stock is subject to a vesting schedule pursuant to the Restricted Stock Agreement and the shares may not be sold, assigned, transferred, pledged, hypothecated, disposed of or otherwise encumbered prior to becoming vested. During the nine months ended September 30, 2024, the Company recorded as vested 46 shares valued at $80,000.

Note 9 - Common Stock Warrants

As described above in “Registered Offering” (Note 7), the Company issued pre-funded warrants to purchase up to an aggregate of 31,666 shares of common stock (the “pre-funded warrants”), together with Series A Warrants to purchase up to an aggregate of 178,255 shares of common stock and Series B Warrants to purchase up to an aggregate of 178,255.

Additionally, the Series B Warrants contain an alternative cashless exercise option whereby the holder of a Series B Warrant has the right to receive an aggregate number of shares equal to the product of (x) the aggregate number of shares of common stock that would be issuable upon a cashless exercise of the Series B Warrant using $1.75 (after adjustment) as the exercise price for that purpose and (y) 3.0.

In connection with the Offering, the Company also issued placement agent warrants (“Placement Agent Warrants” and, together with the pre-funded warrants and the Series Warrants, the “Warrants”) to purchase up to 1,758 shares of common stock. The purchase price of each share of common stock and accompanying Series Warrants was $227.50 and the purchase price of each pre-funded warrant and accompanying Series Warrants was $227.325.

Warrant Exercises

On May 2, 2023, the Company conducted a registered offering in which the Company issued 1,232 warrants to purchase shares of common stock for an exercise price per share equal to $2,450. The warrants expire May 2, 2028. In December 2023, the Board approved a temporary reduction of the exercise price per share from $2,450 to $1,225. The Company also issued to the underwriter and its designees warrants exercisable for an aggregate of 172 shares of common stock for an exercise price per share equal to $2,625. The warrants expire November 2, 2026. During the nine months ended September 30, 2024, the Company issued a total of 67 shares of its common stock upon warrant exercises for aggregate net proceeds of $83,233.

Between June 4, 2024 and June 7, 2024, 31,674 pre-funded warrants were exercised. The company issued a total of 31,666 shares of its common stock upon the cash exercises of 25,339 pre-funded warrants and cashless exercises of 6,327 pre-funded warrants for aggregate net proceeds of $6,609,831 (includes net proceeds from sale and exercise of pre-funded warrants). The remaining 8 pre-funded warrants were used to satisfy the exercise price under the warrants’ cashless exercise provision.

Between August 19, 2024 and September 3, 2024, the Company issued a total of 493,469 shares of its common stock upon the alternate cashless exercise of 177,000 Series B Warrants.

The following table summarizes all warrant activity of the Company for the nine months ended September 30, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Balance outstanding at December 31, 2023	493	$2,758.09	3.80
Issued	389,937	89.95	3.48
Exercised	(208,736)	99.69	2.28
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding at September 30, 2024	181,694	$85.33	4.85
Exercisable at September 30, 2024	181,694	$85.33	4.85

Common Stock Warrants

On August 20, 2024 (the “Issuance Date”), the Company issued 178,225 Series A Warrants and 178,225 Series B Warrants. The Company accounts for the 356,510 warrants, in the aggregate, in accordance with the guidance in ASC 815 “Derivative and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the warrant instruments as a liability at fair value and adjusts the instruments to fair value each period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. During the three and nine months ending September 30, 2024, the Company recognized $7,323,685 as warrant liability expense and income from the change in fair value of warrant liability of $3,341,829 in the statement of operations. For the nine month period ended September 30, 2024, the Company recognized $3,071,252 as gain on settlement for the exercise of warrants during the period, and $910,556 as a warrant liability as of September 30, 2024.

Series A Warrants

Each Series A Warrant entitles the holder to purchase one share of the Company’s common stock at $28.70 per share, subject to antidilution adjustments, and expires on August 19, 2029. In addition, if the Company sells or issues equity or an equity linked instrument for consideration per share less than the price equal to the exercise price then in effect, then the exercise price shall be reduced to an amount equal to the lower of (a) the new issuance price, or (b) the lowest volume weighted average price (“VWAP”) during the five consecutive trading days immediately following the dilutive issuance. The reduced share price shall not be less than $75.95.

In addition, if there is a share price adjustment upon a split, reverse-split, share dividend, or share combination recapitalization, and the lowest VWAP during the preceding five trading days is less than the exercise price in effect (the “Event Market Price”), the then exercise price shall be reduced to the Event Market Price and the number of warrant issuable shall be increased such that the aggregate exercise price of the Series A Warrant on the Issuance Date then outstanding shall remain unchanged.

Series B Warrants

Each Series B Warrant entitles the holder to purchase one share of the Company’s common stock at $28.70 per share, subject to antidilution adjustments, and expires on February 18, 2027. In addition, if the Company sells or issues equity or an equity linked instrument for consideration per share less than the price equal to the exercise price then in effect, then the exercise price shall be reduced to an amount equal to the lower of (a) the new issuance price, or (b) the lowest volume weighted average price (“VWAP”) during the five consecutive trading days immediately following the dilutive issuance. The reduced share price shall not be less than $75.95.

In addition, if there is a share price adjustment upon a split, reverse-split, share dividend, or share combination recapitalization, and the lowest VWAP during the preceding five trading days is less than the exercise price in effect (the “Event Market Price”), the then exercise price shall be reduced to the Event Market Price and the number of warrant issuable shall be increased such that the aggregate exercise price of the Series B Warrant on the Issuance Date then outstanding shall remain unchanged.

Alternative Cashless Exercise for Series B Warrants

The holders of the Series B Warrants may exercise their warrants at the alternative cashless exercise price of $1.75 per share. Also, upon cashless exercise, the holder receives three underlying common shares for each warrant exercised.

Redemption Right

The Series A and Series B Warrants may be redeemed at the option of the Company any time after (i) the VWAP has equal or exceeded $16.50 for ten consecutive trading days and (ii) the average daily trading volume for such days exceeded $150,000.

Recurring Fair Value Measurements

The Company’s warrant liability for the Series A and Series B Warrants is based on the Black-Scholes option pricing model utilizing management judgement and pricing inputs from observable and unobservable markets. Significant deviations from these estimates and inputs could result in a material change in fair value. The fair value of the warrant liability is classified within Level 2 of the fair value hierarchy because the Company uses observable inputs like market prices for its common stock and risk-free interest rate, but requires estimations for factors like the Company’s own volatility, which is not directly quoted in active markets.

Measurement

The Company established the initial fair value for the warrant liability on August 20, 2024, the date the warrants were issued. Upon exercise, the instrument is marked to its fair value upon exercise, and the shares delivered are recorded at fair value in the Company’s statement of stockholders’ equity. The warrant liability was valued based on the following inputs for the Series A and Series B Warrants, respectively:

Input	August 20, 2024 (Initial Measurement)	September 30, 2024
Exercise price	$0.82 and $0.05	$0.82
Stock price	$0.66	$0.20
Volatility	122% and 145%	127% and 152%
Discount rate	3.70% and 3.90%	3.58% and 3.63%
Expected dividend	-	-
Expected life (years)	5 and 2.5	4.89 and 2.39

Note 10 - Related Party Transactions

On October 17, 2023, the Company entered into a consulting agreement with one of its directors, Alex Tokman, pursuant to which Mr. Tokman provided commercialization services. Under the terms of the agreement, Mr. Tokman was compensated at a rate of $150 per hour for his services.

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

There were no related party transactions during the quarter ended September 30, 2024.

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at September 30, 2024 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 1.5 years.

As of September 30, 2024, the maturities of operating lease liabilities are as follows:

Operating Lease
2024	50,656
2025 and beyond	202,624
Total	$253,280
Less: amount representing interest	(16,117)
Present value of future minimum lease payments	237,163
Less: current obligations under leases	(187,339)
Long-term lease obligations	$49,823

For the nine months ended September 30, 2024 and 2023, the Company incurred rent expenses of $164,405 and $163,104, respectively.

Employment and Consulting Agreements

Alexander Tokman - Effective August 13, 2024, the Board appointed Alexander Tokman as the Company’s acting Chief Executive Officer and Chairman of the Board of Directors. In connection with his appointment, Mr. Tokman and the Company entered into an employment agreement, dated August 13, 2024 (the “Employment Agreement”). Mr. Tokman’s employment with the Company is “at will” and may be terminated by him or the Company at any time and for any reason. Pursuant to the Employment Agreement, Mr. Tokman will receive an annual base salary of $300,000, subject to adjustment at the Board’s discretion. Mr. Tokman is also eligible for an annual cash bonus based upon the achievement of performance-based objectives established by the Board of Directors.

If Mr. Tokman’s employment is terminated by the Company without cause (as defined in the Omnibus Plan), if Mr. Tokman resigns for good reason (as defined in the Employment Agreement), or if Mr. Tokman’s employment ends following the hiring no later than February 13, 2026 of a replacement chief executive officer whom Mr. Tokman assists in recruiting, Mr. Tokman will be entitled to receive, subject to his execution of a standard release agreement, 12 months’ continuation of his current base salary and a lump sum payment equal to 12 months of continued healthcare coverage (or 24 months’ continuation of his current base salary and a lump sum payment equal to 24 months of continued healthcare coverage if such termination occurs within one year following a change in control). Additionally, under the Employment Agreement, Mr. Tokman is eligible to receive benefits that are substantially similar to those of the Company’s other senior executive officers.

The foregoing description of the Employment Agreement does not purport to be complete and is subject to, and qualified in its entirety by the full text of the Employment Agreement, which is filed as an exhibit with this Report.

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

Richard Jacroux - On August 7, 2024, the Company’s Board of Directors appointed Richard Jacroux as Chief Financial Officer. Mr. Jacroux works in a part-time capacity for the Company through Impact Solve, LLC (dba Impact Solutions) an accounting and chief financial officer service firm. Mr. Jacroux receives a base monthly fee of $8,650 plus expenses in respect of his services to the Company. The Company’s needs have typically required more than the base fee., averaging $11,000 a month for the three months ending September 30, 2024.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. As of September 30, 2024, there were no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

Note 12– Subsequent Events

Reverse Stock Split

At a Special Meeting of Stockholders of the Company held on October 28, 2024 (the “Special Meeting”), the stockholders of the Company approved amendments to the Company’s Fourth Amended and Restated Certificate of Incorporation effecting reverse stock splits of the Company’s common stock, and authorized the Company’s Board of Directors, in its discretion, to effect a reverse stock split of Common Stock , whereby each issued and outstanding share of Common Stock would be reclassified and converted into a fraction of a share between ¼ and 1/35 (the “Ratios” and each, a “Ratio”), inclusive (the “November 2024 Reverse Stock Split”). Following the Special Meeting, the Board approved a Ratio of 1/35.

The November 2024 Reverse Stock Split resulted in a proportionate adjustment to the per share conversion or exercise price and the number of shares of common stock issuable upon the conversion or exercise of outstanding preferred stock, stock options and warrants, as well as the number of shares of common stock eligible for issuance under the Omnibus Plan. All per share amounts (including exercise prices) and numbers of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the November 2024 Reverse Stock Split. No fractional shares were, or shall be, issued in connection with the November 2024 Reverse Stock Split.

Issuance of Shares

The company issued 2,007 shares on November 11, 2024 and an additional 38 shares on November 13, 2024, for a total of 2,045 shares, primarily due to the exercise of 988 warrants.

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

Available Information

From time to time, we use press releases, X (formerly) Twitter (@endralifesci) and LinkedIn (www.linkedin.com/company/endra-inc) to distribute material information. Our press releases and financial and other material information are routinely posted to and accessible on the Investors section of our website, www.endrainc.com. Accordingly, investors should monitor these channels, in addition to our SEC filings and public conference calls and webcasts. In addition, investors may automatically receive e-mail alerts and other information about the Company by enrolling their e-mail addresses by visiting the “Email Alerts” section of our website at investors.endrainc.com. Information that is contained in and can be accessed through our website, X posts and LinkedIn are not incorporated into, and do not form a part of, this Quarterly Report or any other report or document we file with the SEC.

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

In June 2020, we submitted a 510(k) Application to the FDA for our TAEUS Fatty Liver Imaging Probe (“FLIP”) System. In February 2022, we announced that we would pursue FDA reclassification and clearance of our TAEUS FLIP System through the FDA’s “de novo” process. We subsequently voluntarily withdrew our 510(k) Application submitted a de novo request for the TAEUS system to the FDA in the third quarter of 2023. In the fourth quarter of 2023, the FDA sent us an Additional Information (“AI”) request related to our de novo application. After we received the AI request, we have had several interactions with the FDA and have provided additional information. In order to fully respond to the FDA’s questions, we will need to compile additional clinical data, provide additional device test data, and respond to cybersecurity related questions in a new de novo submission. We had an in-person pre-submission meeting with the FDA on May 16, 2024. We currently anticipate completing the necessary clinical studies by the fourth quarter of 2024 or first quarter of 2025 and submitting the new de novo request to the FDA in the first half of 2025.

Financial Operations Overview

Revenue

No revenue has been generated by our TAEUS technology, which we have not commercially sold as of September 30, 2024.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of headcount and consulting costs, and marketing and tradeshow expenses. Currently, our marketing efforts are through our website and attendance of key industry meetings and conferences. During the second quarter, we restructured our European sales operations to better align with the Company’s near-term sales prospects. We expect to add to our sales representation and support headcount for operations in the EU as demand and resources permit in the future, and plan to begin staffing our sales efforts in the United States once we have obtained FDA approval for the sale of the NAFLD TAEUS device in that region.

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

Critical Accounting Policies and Estimates

Warrant Liability

The Company accounts for the liability classified warrants in accordance with the guidance contained in ASC 480, Distinguishing Liabilities from Equity and ASC 815-40, Derivatives and Hedging. Such guidance provides criteria for instruments do not meet the criteria for equity treatment thereunder. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

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

Share-based Compensation

Our Omnibus Plan permits the grant of stock options and other stock awards to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2024, the pool of shares issuable under the Omnibus Plan automatically increased by 982 shares from 756 shares to 1,737 shares. As of September 30, 2024, there were 1,458 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Results of Operations

Three months ended September 30, 2024 and 2023

Revenue

We had no revenue during the three months ended September 30, 2024 and 2023.

Cost of Goods Sold

We had no cost of goods sold during the three months ended September 30, 2024 and 2023.

Research and Development

Research and development expenses were $794,444 for the three months ended September 30, 2024, as compared to $1,632,849 for the three months ended September 30, 2023, a decrease of $838,405 or 51%. The costs include primarily wages, fees, equipment and third-party costs for the development of our TAEUS product line. Research and development expenses decreased from the prior year as we complete development of our initial TAEUS product and began focusing our spending on clinical trials and commercialization of the product that has been developed.

Sales and Marketing

Sales and marketing expenses were $83,157 for the three months ended September 30, 2024, as compared to $243,332 for the three months ended September 30, 2023, a decrease of $160,175, or 66%. The costs include primarily headcount and pre-selling activities for our TAEUS product line. Sales and marketing expenses decreased largely due to our restructuring in the second quarter. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2024 were $631,413, compared to $1,252,881 for the three months ended September 30, 2023, a decrease of $621,468, or 49%. Our wage and related expenses for the three months ended September 30, 2024 were $(142,536), compared to $565,639 for the three months ended September 30, 2023. Wage and related expenses in the three months ended September 30, 2024 included $(144,445) of cancellation of equity awards in connection with the departure of an executive officer, compared to $67,932 of stock compensation expense related to the issuance and vesting of options for the three months ended September 30, 2023. Our professional fees, which include legal, audit, and investor relations, for the three months ended September 30, 2024 were $598,255, compared to $447,515 for the three months ended September 30, 2023.

Other Income

Other income (expense) was $(845,076) for the three months ended September 30, 2024 was primarily due to accounting for warrants. Other income was $28,226 for the three months ended September 30, 2023, a decrease of $873,302 or 3,094%.

Net Loss

As a result of the foregoing, for the three months ended September 30, 2024, we recorded a net loss of $2,354,090, compared to a net loss of $3,100,836 for the three months ended September 30, 2023.

Nine months ended September 30, 2024 and 2023

Revenue

We had no revenue during the nine months ended September 30, 2024 and 2023.

Cost of Goods Sold

We had no cost of goods sold during the nine months ended September 30, 2024 and 2023.

Research and Development

Research and development expenses were $2,552,336 for the nine months ended September 30, 2024, as compared to $4,424,345 for the nine months ended September 30, 2023, a decrease of $1,872,009 or 42%. The costs include primarily wages, fees, equipment and third-party costs for the development of our TAEUS product line. Research and development expenses decreased from the prior year as we completed development of our initial TAEUS product and began focusing our spending on commercialization of the product that has been developed.

Sales and Marketing

Sales and marketing expenses were $484,769 for the nine months ended September 30, 2024, as compared to $672,721 for the nine months ended September 30, 2023, a decrease of $187,952, or 28%. The costs include primarily headcount and pre-selling activities for our TAEUS product line. Sales and marketing expenses decreased largely due to the decrease in consulting fees. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the nine months ended September 30, 2024 were $3,483,303 compared to $3,965,889 for the nine months ended September 30, 2023, a decrease of $482,586, or 12%. Our wage and related expenses for the nine months ended September 30, 2024 were $1,079,942, compared to $1,735,526 for the nine months ended September 30, 2023. Wage and related expenses in the nine months ended September 30, 2024 included $93,545 of stock compensation expense related to the issuance and vesting of options, compared to $252,948 of stock compensation expense related to the issuance and vesting of options, for the nine months ended September 30, 2023. Our professional fees, which include legal, audit, and investor relations, for the nine months ended September 30, 2024 were $1,820,454, compared to $1,471,850 for the nine months ended September 30, 2023.

Other Income

Other income (expense) was $(838,535) for the nine months ended September 30, 2024 was primarily due to accounting for warrants. Other income was $462,241 for the nine months ended September 30, 2023 and resulted mostly from the completion of the Employer Retention Tax Credit for employee retention in 2021 and 2022 of $413,844. Other income (expense) decreased $1,300,776 or 281% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.

Net Loss

As a result of the foregoing, for the nine months ended September 30, 2024, we recorded a net loss of $7,358,943, compared to a net loss of $8,600,714 for the nine months ended September 30, 2023.

Near-Term Liquidity and Capital Resources

We are experiencing financial and operating challenges. As of September 30, 2024, we had an accumulated deficit of $99,289,095 and had $4,745,187 in cash. To date we have funded our operations through private and public sales of our securities and will need to raise additional funds in order to execute on our business plan, fully commercialize our TAEUS technology, and generate revenues.

We need additional capital to allow us to continue to execute our commercialization plans. We are considering potential financing options that may be available to us, such as sales of our common stock, including through our at-the-market sales program. Except for the at-the-market sales program, we have no commitments to obtain any additional funds, and there can be no assurance funds will be available in sufficient amounts or on acceptable terms. In addition, the Company agreed, subject to certain exceptions, not to effect any issuance of common stock or securities convertible into common stock involving a Variable Rate Transaction, as defined in the Placement Agreement and which includes sales of common stock under the at-the-market sales program, for a period commencing on the date of the Placement Agreement until 180 days following the closing of our June 2024 public offering. If we are unable to obtain sufficient additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The consolidated financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine months ended September 30, 2024, we incurred net losses of $7,358,943 and used cash in operations of $5,884,842. In light of our cash balance as of September 30, 2024, we will need to raise additional capital in order to fund operations through the next twelve months, and prior to any ability to fund operations from revenue generated from the sale of our products. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the nine months ended September 30, 2024, we used $5,884,842 of cash in operating activities primarily as a result of our net loss of $7,358,943, offset by share-based compensation of $467,240, amortization of right of use assets of $124,320, inventory reserve of $4,687, depreciation expense of $35,489, fixed assets write-off of $8,808, warrant expense of $7,323,685, change in fair value of warrant liability of $(3,341,829), gain on settlement of warrant exercises of $(3,071,252), and net in operating assets and liabilities of $77,047.

During the nine months ended September 30, 2023, we used $7,374,197 of cash in operating activities primarily as a result of our net loss of $8,600,714, offset by share-based compensation of $745,873, depreciation expense of $101,839, amortization of right of use assets of $112,365, and net changes in operating assets and liabilities of $266,440.

Investing Activities

During the nine months ended September 30, 2024, we used $16,000 in investing activities related to purchases of fixed assets, and received $3,204 in proceeds from sale of fixed assets.

During the nine months ended September 30, 2023, we used $27,000 in investing activities related to purchases of fixed assets.

Financing Activities

During the nine months ended September 30, 2024, our financing activities provided $1,148,470 in proceeds from issuances of common stock,$5,368,363 in proceeds from issuance of warrants, and $1,320,568 in proceeds from the issuance of cashless warrants. We also used $28,484 to repay a loan from TD Bank under the Canadian Emergency Business Account.

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

Off-Balance Sheet Transactions

At September 30, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of September 30, 2024: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that could affect these controls during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2024.

Item 6. Exhibits

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 12, 2017)
3.2

Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 18, 2020)

3.3

Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 9, 2024)

3.4

Certificate of Amendment to the Fourth Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 5, 2024)

3.5

Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-214724), as amended, originally filed on November 21, 2016)

4.1	Form of Placement Agent Warrant (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-1 filed on May 10, 2024)
4.2	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 filed on May 31, 2024)
4.3	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 filed on May 31, 2024)
4.4	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-1 filed on May 10, 2024)
4.5	Form of Amendment to Series A Warrant (incorporated by reference to Exhibit 3.8 to the Company’s Form 10-Q filed on August 14, 2024)
4.6	Form of Amendment to Series B Warrant (incorporated by reference to Exhibit 3.9 to the Company’s Form 10-Q filed on August 14, 2024)
10.1†*	Employment Agreement, dated August 13, 2024, by and between the Company and Alexander Tokman
31.1†	Certification of Periodic Report by Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2†	Certification of Periodic Report by Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1†

Certification of Periodic Report by Chief Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

101.INS#	XBRL Instance Document
101.SCH#	XBRL Taxonomy Schema
101.CAL#	XBRL Taxonomy Extension Calculation Linkbase
101.DEF#	XBRL Taxonomy Extension Definition Linkbase
101.LAB#	XBRL Taxonomy Extension Label Linkbase
101.PRE#	XBRL Taxonomy Extension Presentation Linkbase

* Indicates management compensatory plan, contract or arrangement.

 † Filed or furnished herewith.

# To be filed by amendment.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDRA LIFE SCIENCES INC.

Date: November 19, 2024	By:	/s/ Alexander Tokman
Alexander Tokman
Chief Executive Officer and Chairman (Principal Executive Officer)

ENDRA LIFE SCIENCES INC.

Date: November 19, 2024	By:	/s/ Richard Jacroux
Richard Jacroux
Chief Financial Officer (Principal Financial and Accounting Officer)

