Form 10-Q/A
period 2024-09-30
ENDRA Life Sciences Inc.
filed 2024-11-21
CIK 1681682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE:

The registrant’s Form 10-Q filed with the SEC on November 19, 2024, did not include inline XBRL tagging. The sole purpose of this Amendment No. 1 to the registrant’s Form 10-Q for the quarterly period ended September 30, 2024 is to add inline XBRL tagging to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

No changes have been made to the registrant’s Form 10-Q. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.

2

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

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Nine Months Ended September 30,2023
	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2022	141.397	$1	-	-	1,811	$0	$89,068,332	$6,073	$(81,869,902)	$7,204,504
Common stock issued for cash, net of funding costs	-	-	-	-	2,996	0	5,826,582	-	-	5,826,582
Warrants issued for cash, net of funding costs	-	-	-	-	-	-	20,053	-	-	20,053
Fair value of vested stock options	-	-	-	-	-	-	745,873	-	-	745,873
Stock payable towards preference dividend	-	-	-	-	-	-	4,012	(4,012)	-	-
Net loss	-	-	-	-	-	-	-	-	(8,600,714)	(8,600,714)
Balance as of September 30,2023	141.397	$1	-	$-	4,807	$0	$95,664,852	$2,061	$(90,470,616)	$5,196,298

Nine Months Ended September 30,2024
	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2023	141.397	$1	-	$-	5,937	$1	$97,583,906	$5,233	$(91,930,152)	$5,658,989
Preferred stock conversion to common stock	(123.909)	1	-	-	5	-	1	-	-	-
Common stock issued for cash	-	-	-	-	3,671	-	1,148,470	-	-	1,148,470
Common stock issued for warrant exercise	-	-	-	-	518,876	51	5,368,312	-	-	5,368,363
Common stock issued for cashless warrant exercise	-	-	-		6,327	1	1,320,567	-	-	1,320,568
Fair value of vested common stock (netted off with cancellation of options for terminated employees)	-	-	-	-	46	-	80,000	-	-	80,000
Fair value of vested stock options	-	-	-	-	-	-	387,239	-	-	387,239
Stock payable towards preference dividend	-	-	-	-	-	-	5,233	(5,233)	-	-
Net loss	-	-	-	-	-	-	-	-	(7,358,943)	(7,358,943)
Balance as of September 30,2024	17.488	$-	-	$-	534,863	$53	$105,893,728	$-	$(99,289,095)	$6,604,686

Three Months Ended September 30,2023
	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of June 30,2023	141.397	$1	-	$-	4,275	$0	$94,297,915	$2,427	$(87,369,780)	$6,930,563
Common stock issued for cash, net of funding costs	-	$-	-	$-	532	$0	$1,113,832	-	-	1,113,832
Fair value of vested stock options	-	-	-	-	-	-	252,739	-	-	252,739
Stock payable towards preference dividend	-	-	-	-	-	-	366	(366)	-	-
Net loss	-	-	-	-	-	-	-	-	(3,100,836)	(3,100,836)
Balance as of September 30,2023	141.397	$1	-	$-	4,807	$0	$95,664,852	$2,061	$(90,470,616)	$5,196,298

Three Months Ended September 30,2024
	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of June 30,2024	17.488	$-	-	$-	41,394	$4	$105,928,915	$27	$(96,935,005)	$8,993,941
Common stock issued for warrant exercise	-	-	-	-	493,469	49	1,634	-	-	1,683
Fair value of vested stock options (netted off with cancellation of options for terminated employees)	-	-	-	-	-	-	(36,848)	-	-	(36,848)
Stock payable towards preference dividend	-	-	-	-	-	-	27	(27)	-	-
Net loss	-	-	-	-	-	-	-	-	(2,354,090)	(2,354,090)
Balance as of September 30,2024	17.488	$-	-	$-	534,863	$53	$105,893,728	$-	$(99,289,095)	$6,604,686

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2024	2023
Cash Flows from Operating Activities
Net loss	$(7,358,943)	$(8,600,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,489	101,839
Fixed assets write off	8,808
Inventory reserve	4,687
Stock compensation expense	467,240	745,873
Amortization of right of use assets	124,320	112,365
Warrant expense	7,323,685
Changes in fair value of warrant liability	(3,341,829)
Gain or Loss on settlement of warrant exercise	(3,071,252)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	219,553	42,380
Increase in inventory	(93,745)	(112,916)
Decrease in accounts payable and accrued liabilities	(74,098)	449,350
Decrease in lease liability	(128,757)	(112,374)
Net cash used in operating activities	(5,884,842)	(7,374,197)

Cash Flows from Investing Activities
Purchases of fixed assets	(16,000)	(27,000)
Proceeds from sale of fixed assets	3,204
Net cash used in investing activities	(12,796)	(27,000)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	1,148,470	5,826,582
Proceeds from issuance of warrants	5,368,363	20,053
Proceeds from issuance of cashless warrants	1,320,568
Repayment of loan	(28,484)
Net cash provided by financing activities	7,808,917	5,846,635

Net increase (decrease) in cash	1,911,280	(1,554,562)

Cash, beginning of period	2,833,907	4,889,098

Cash, end of period	$4,745,187	$3,334,536

Supplemental disclosures of cash items
Interest paid	$23,211	$-
Income tax paid	$-	$-

Supplemental disclosures of non-cash items
Stock dividend payable	$(5,232)	$(4,012)
Right of use asset	$229,771	$393,451
Lease liability	$237,162	$405,773
Cashless warrants	$3,071,252	$-

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

Note 8 - Common Stock Options and Restricted Stock

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the Omnibus Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the nine months ended September 30, 2024 was determined to be $77,418 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 107% to 111%, (ii) discount rate of 0%, (iii) zero expected dividend yield, (iv) risk free rate of 3.93% to 4.21%, (v) price of $19,777.50 to $2,782.50, and (vi) expected life of 8-10 years. A summary of option activity under the Company’s Omnibus Plan as of September 30, 2024, and changes during the year then ended, is presented below:

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

 † Previously filed.

# Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDRA LIFE SCIENCES INC.

Date: November 21, 2024	By:	/s/ Alexander Tokman
Alexander Tokman
Chief Executive Officer and Chairman (Principal Executive Officer)

ENDRA LIFE SCIENCES INC.

Date: November 21, 2024	By:	/s/ Richard Jacroux
Richard Jacroux
Chief Financial Officer (Principal Financial and Accounting Officer)

