Form 10-K
period 2024-12-31
ENDRA Life Sciences Inc.
filed 2025-03-31
CIK 1681682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2024

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

Securities registered pursuant to Section 12(g) of the Act: Series C Preferred Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2024, was approximately $7,011,552 based on the closing sales price of the common stock as reported on the Nasdaq Capital Market on June 28, 2024.

As of March 24, 2025, there were 562,213 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ENDRA LIFE SCIENCES INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “anticipate,” “believe,” “could,” “expect,” “estimate,” “future”, “goal,” “intend,” “likely,” “may,” “plan,” “project,” “seek,” “should,” “strategy,” “will,” “would”,  or other comparable terms and references to future periods. All statements other than statements of historical facts included in this Annual Report regarding our strategies, prospects, financial condition, operations, costs, plans and objectives are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding: estimates of the timing of future events and anticipated results of our development efforts, including the timing of submission for and receipt of required regulatory approvals and product launches; statements relating to future financial position and projected costs and revenue; expectations concerning our business strategy; and statements regarding our ability to find and maintain development partners.

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

•	our limited commercial experience, limited cash and history of losses;

•	our ability to obtain adequate financing to fund our business operations in the future;

•	our ability to achieve profitability;

•	delays and changes in regulatory requirements, policy and guidelines, including potential delays in submitting required regulatory applications or other submissions with respect to U.S. Food and Drug Administration (“FDA”) or other regulatory agency approval;

•	our ability to obtain and maintain required CE mark certifications and secure required FDA and other governmental approvals for our Thermo-Acoustic Enhanced Ultrasound (“TAEUS”) applications;

•	our ability to develop any commercially feasible applications based on our TAEUS technology;

•	market acceptance of our technology;

•	the effect of macroeconomic conditions on our business;

•	results of our human studies, which may be negative or inconclusive;

•	our ability to find and maintain development partners;

•	our reliance on third parties, collaborations, strategic alliances and licensing arrangements to complete our business strategy;

•	the amount and nature of competition in our industry;

•	our ability to protect our intellectual property;

•	potential changes in the healthcare industry or third-party reimbursement practices;

•	our ability to comply with regulation by various federal, state, local and foreign governmental agencies and to maintain necessary regulatory clearances or approvals;

•	our ability to maintain compliance with Nasdaq listing standards;

•	our dependence on our senior management team; and

•	the other risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of this Annual Report.

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

Item 1. Business

OVERVIEW

We were incorporated as a Delaware corporation in 2007. Currently, we are developing a next-generation enhanced ultrasound technology platform—Thermo-Acoustic Enhanced Ultrasound, or TAEUS®. Our first TAEUS platform application focuses on measuring fat in the liver.

Over the past several months, we have revisited and re-evaluated ENDRA’s vision, purpose, and go-to-market strategy with respect to TAEUS. As a result, we are implementing significant changes to ENDRA’s pursuit of future growth.

First, our renewed vision is to become a leading biomarker solution for metabolic diseases and Glucagon-Like Peptide-1 (“GLP-1”) drug management. Our mission is to develop and offer an accurate, simple-to-use, inexpensive, at the point-of-care test – like a blood pressure cuff for the assessment and management of metabolic disease.

Second, we intend to focus on serving these four new markets:

1.	Pharmaceutical Companies and Clinical Research Organizations (“CROs”) - to assist them in the efficient screening and monitoring of subjects for new GLP-1 therapeutics in clinical trials by providing a critical biomarker in the treatment of metabolic dysfunction-associated steatohepatitis (“MASH”), obesity, and blood sugar regulation.

2.	High-end Primary Care Networks (Concierge Medicine) - to assist them in screening patients for obesity, diabetes, and liver disease, as well as monitoring response to lifestyle changes and drug therapies.

3.	Bariatric and Metabolic Clinics - for the management of obesity, the detection of metabolic disease, and monitoring response to therapies.

4.	Primary and Internal Medicine at Large - to screen patients for metabolic disease related to obesity, diabetes, and hypertension, and monitor response to lifestyle change and drug therapies. The primary care segment may utilize external laboratories, imaging centers, and pharmacies to perform point-of-care liver fat assessment exams, hence this group is expected to be a part of ENDRA’s go-to-market strategy for the primary care provider segment at large.

Third, the primary focus of the TAEUS platform is to establish key biomarkers for metabolic diseases management with specific focus on the emerging GLP-1 therapies. We are redefining TAEUS technology to make it more scalable and to improve its adoption in newly targeted large market segments. As a result, we now intend to emphasize the following:

•	Leveraging artificial intelligence and machine learning models to complement our TAEUS technologies and further improve their accuracy;
•	Integrating thermo-acoustic technology with conventional ultrasound technologies to simplify, and reduce, the procedure time while reducing user error; and
•	Reducing the form factor of TAEUS and making it cost effective.

Fourth, we plan to implement a new low barrier-to-entry, multi-year, subscription-based business model with monthly recurring revenue.  We will retain our traditional direct product sale model with annual upgrade and maintenance fees for customers who may prefer it, but our primary focus will be on the subscription-based approach. In either case, sales are expected to be made by a direct sales force using a value proposition rooted in clinical data supported by results from reference sites.

We continue to examine the positioning (need, cost, and technical considerations) of our TAEUS platform in the rapidly evolving market for point-of-care assessment of liver fat disease against other opportunities for our platform, such as monitoring of thermo-ablative surgical procedures.

THE IMPORTANCE OF UNDERSTANDING LIVER FAT

The accumulation of fat in the liver, known as hepatic steatosis, or steatotic liver disease (“SLD”), is a key biomarker of metabolic diseases, particularly MASH. MASH is a more severe form of metabolic dysfunction-associated steatotic liver disease (“MASLD”), characterized by liver inflammation and early fibrosis that can progress to cirrhosis, and even hepatocellular carcinoma, and other life-threatening diseases. The presence of excess liver fat is strongly associated with metabolic disorders such as insulin resistance, type 2 diabetes, and hypertension. Additionally, excess liver fat, particularly in the form of MASLD, is considered to be a cardiometabolic risk factor, and studies show statistically significant correlation with increased incidence of kidney disease, cancer, and neurodegenerative disease.

The excess fat stored in the liver impairs insulin signaling, causing the liver to continue producing glucose even when insulin levels are high, leading to hyperglycemia. This not only worsens type 2 diabetes but also exacerbates inflammation and lipid imbalances, further increasing the risk of cardiovascular disease. Given these widespread effects, reducing liver fat is a crucial strategy for improving metabolic health and preventing disease progression.

GLP-1 receptor agonists, a class of drugs originally developed for type 2 diabetes, have emerged as promising treatments for liver fat reduction and metabolic disease management. These drugs, including semaglutide and tirzepatide, enhance insulin sensitivity, reduce appetite, and promote weight loss, all of which help lower liver fat levels. Studies have shown that GLP-1 drugs can significantly reduce hepatic fat content and even improve liver inflammation in individuals with MASH. By addressing both obesity and insulin resistance—two major drivers of MASH—GLP-1 receptor agonists offer a potential therapeutic option for patients with metabolic liver disease. Their ability to target multiple aspects of metabolic dysfunction makes them an important tool in managing liver-related and systemic complications.

OPPORTUNITY - The Growing Burden of Steatotic Liver Disease and the Need for Better Diagnostics

Rising Steatotic Liver Disease (“SLD”) with No Reliable, Inexpensive, Point-of-Care Test

SLD is a rapidly emerging global health crisis, affecting over two billion people worldwide, including more than 100 million individuals in the United States. Despite its prevalence and severe health implications, there remains a significant gap in reliable, affordable, and easily accessible point-of-care tools to detect and monitor liver fat. As SLD continues to rise, its impact on public health and healthcare systems is becoming more evident, particularly as it is strongly linked to metabolic syndrome and a range of chronic conditions such as obesity, type 2 diabetes, cardiovascular disease, and even liver cancer.

The Enormous Global Health Burden

SLD is often asymptomatic in its early stages, making early detection a challenge. However, research has shown that liver fat levels above 5% are a major clinical concern, as they are closely associated with metabolic syndrome and can progress to more severe conditions, including liver inflammation, fibrosis, and cirrhosis. The disease is expected to become the leading cause of liver transplants in the United States by 2030, further highlighting the urgency for better screening and treatment options. In addition to the physical and emotional toll on patients, the economic burden is staggering, with direct medical costs in the U.S. alone exceeding $100 billion annually.

Given its increasing prevalence, clinical guidelines are now beginning to emphasize liver fat screening as a crucial component of metabolic disease management. Yet, the lack of an effective, widely available diagnostic tool remains a significant barrier to proper disease management and intervention.

Emerging Therapeutics for Liver Fat Reduction

Pharmaceutical advancements are opening new doors for the treatment of SLD, particularly with the rise of GLP-1 receptor agonists. Originally developed for type 2 diabetes, GLP-1 drugs have shown promise in treating a variety of conditions, including obesity, cardiovascular disease, kidney disease, and liver disease. With more than 30 pharmaceutical companies actively developing GLP-1 drugs—and seven of the top 20 pharma companies active in this space—interest in these therapeutics is at an all-time high.

The field is rapidly evolving, with more than 50 active studies of GLP-1 drugs, 30 insulin sensitizers, and 10 to 15 MASH treatments currently in Phase 3 clinical trials. Between 2022 and 2023, the number of clinical trials in this area increased approximately 68%, reflecting the urgent need for effective treatment options. This momentum recently led to the first FDA-approved drug for fatty liver disease, Rezdiffra™, which was granted approval in March 2024. As new therapies emerge, the need for improved diagnostic methods to identify and monitor patients undergoing treatment is critical.

Diagnostic Gaps: The Urgent Need for Improved Liver Fat Detection

Despite significant advancements in therapeutics, the lack of efficient, cost-effective diagnostic tools remains a major challenge. The current non-invasive “gold standard” for liver fat measurement is magnetic resonance imaging (“MRI”), but its high cost, long procedural time, and limited accessibility make it impractical for routine screening. Similarly, liver biopsies, while highly accurate, are invasive, painful, and require specialized medical expertise, limiting their widespread use.

Alternative diagnostic methods such as ultrasound and blood tests also have notable limitations. Ultrasound, though widely available, currently lacks the accuracy needed for detecting liver fat, particularly in individuals with higher body mass indices. Blood tests, while non-invasive, suffer from low precision and reliability, making them insufficient for definitive diagnosis or monitoring treatment progress.

The Future of Liver Fat Diagnosis and Management

With the increasing availability of promising new treatments, the demand for reliable, non-invasive, and cost-effective liver fat diagnostics is greater than ever. The ability to accurately detect and monitor liver fat will be essential in guiding treatment decisions, evaluating therapeutic efficacy, and preventing disease progression. As the medical community continues to prioritize liver fat screening in clinical guidelines, innovation in diagnostic technologies will be key to addressing this growing health crisis.

SLD is no longer a silent epidemic—it is a pressing global health issue that demands immediate attention. With groundbreaking therapies on the horizon and a growing recognition of the disease’s impact, the next crucial step is to bridge the diagnostic gap, ensuring that patients receive timely and effective care before irreversible liver damage occurs.

CURRENT TECHNOLOGY FOR LIVER FAT MEASUREMENT

CT and MRI Technologies

Diagnostic imaging technologies such as computed tomography (“CT”), MRI and ultrasound allow physicians to look inside a person’s body to guide treatment or gather information about medical conditions such as broken bones, cancers, signs of heart disease or internal bleeding. The type of imaging technology a physician uses depends on a patient’s symptoms and the part of the body being examined. CT technology is well suited for viewing bone injuries, diagnosing lung and chest problems, and detecting cancers. MRI technology excels at examining soft tissue in ligament and tendon injuries, spinal cord injuries, and brain tumors.

Unfortunately, while CT and MRI systems are versatile and create high quality images, they are also expensive and not always accessible to patients. A CT system costs approximately $1 million and an MRI system can cost $3 million. CT and MRI systems are large and can weigh several tons, typically requiring significant modifications to existing healthcare facilities to safely install the CT and MRI equipment. Because of their size and weight, CT and MRI systems are usually fixed-in-place at major medical facilities. As a result, they are less accessible to primary care and rural clinics, economically developing markets, and patient bedsides.

While CT and MRI systems create high quality images, their use is not always practical. For example, metabolic disease detection, therapies response monitoring, and the efficient screening and monitoring of subjects for new GLP-1 clinical trials requires ongoing surveillance of the patients’ livers and the use of CT and MRI systems to perform that ongoing surveillance is impractical due to the high cost of the scan and the limited availability of CT and MRI systems. Additionally, patient exposure to the ionizing radiation generated by a CT system must be limited for safety reasons. Similarly, because of the strong magnetic field created by an MRI machine, patients with metal joint replacements or cardiac pacemakers may be limited for safety reasons in their use of an MRI system.

Ultrasound Technology

An ultrasound system transmits sound waves, which bounce off tissues, organs and blood in the body. The ultrasound system captures these echoes and uses them to create an image. Ultrasound technology excels at imaging the structure of internal organs, muscles, and bone surfaces. Due to its utility, cost-effectiveness and safety profile, ultrasound imaging is frequently used in a physician’s examination room or at a patient’s bedside as a first-line diagnostic tool, which has resulted in an overall increase in the number of ultrasound scans performed.

Ultrasound systems are more broadly available to patients than either CT or MRI systems. There are an estimated 1.6 million diagnostic ultrasound systems globally in use today. Ultrasound systems are relatively inexpensive compared to CT and MRI systems, with smaller portable ultrasound systems costing as little as $5,000 or less and new cart-based ultrasound systems costing between $50,000 and $200,000. Ultrasound systems are also more mobile than CT and MRI systems and many are designed to be moved by an operator from room to room, or closer to patients. Ultrasound technology does not present the same safety concerns as CT and MRI technology, since ultrasound does not emit ionizing radiation and ultrasound contrast agents are generally considered to be safe.

However, ultrasound’s imaging capabilities are more limited compared to CT and MRI technology. Currently, ultrasound systems cannot measure tissue temperature during thermal ablation surgery or quantify fat levels accurately across the stages of SLD to make to be effective for metabolic diseases detection and therapies response monitoring, or the efficient screening & monitoring subjects for GLP-1 clinical trials, where CT and MRI systems are used.

OUR SOLUTION

TAEUS technology uses a pulsed energy source—specifically, radio frequency (“RF”)—to transmit energy deep into tissue and generate ultrasonic waves based on the tissue composition (or tissue chemistry), differentiating lean and fatty tissues. These waves are then detected with ultrasound sensors at the skin surface and used to create high-contrast images (and other forms of data) using our proprietary algorithms. Unlike conventional ultrasound, which creates images based on the scattering properties of tissue structure, thermoacoustic imaging provides tissue absorption maps that differentiate lean and fatty tissues. Acoustic waves (ultrasound) are only utilized to transmit the absorption signal to the imaging system outside of the body.

Our TAEUS Technology Platform for Clinical Applications

To increase the versatility of our thermoacoustic technology, we developed TAEUS technology as a platform for multiple applications. Unlike the near-infrared light pulses used in our earlier photoacoustic systems, our TAEUS technology uses RF pulses to stimulate tissues, using a small fraction of the energy that is typically transmitted into the body during an MRI scan. Using RF energy enables TAEUS technology to penetrate deep into tissue, enabling tissue composition at clinically relevant depths. The RF pulses are absorbed by tissue and converted into ultrasound signals, which are detected by an external ultrasound receiver and a digital acquisition system that is part of the TAEUS system. The detected ultrasound can then be processed into ultrasound overlays or quantitative data that may be translated into clinically useful metrics using our proprietary algorithms and displayed to complement conventional gray-scale ultrasound images.

After required regulatory approvals, our TAEUS technology can be added as a standalone system or as an accessory to existing ultrasound systems, helping to improve clinical decision-making on the front lines of patient care, without requiring substantially new clinical workflows or large capital investments.  We also intend to offer a license for our TAEUS technology to OEMs, such as ultrasound and thermoablative capital equipment makers, for incorporation in their new products.

We believe that our TAEUS technology has the potential to add a number of new capabilities to conventional ultrasound and other types of capital equipment, thereby enhancing the utility and extending the use of these technologies to circumstances that either currently require the use of expensive CT or MRI imaging systems, where imaging is not practical using existing technology, or where other assessment tools such as surgical biopsy are required. To demonstrate the capabilities of our TAEUS platform, we have conducted various internal ex-vivo laboratory experiments and limited internal in-vivo large animal studies. In our ex-vivo and in-vivo testing, we have demonstrated that the TAEUS platform has the following capabilities and potential clinical applications:

•	Tissue Composition: Our TAEUS technology enables ultrasound to distinguish fat from lean tissue. This capability would enable the use of TAEUS-enhanced ultrasound for the early identification, staging and monitoring of SLD, MASLD, MASH, liver fibrosis, cirrhosis and liver cancer.

•	Temperature Monitoring: Our TAEUS technology enables visualization of changes in tissue temperature, in real time. This capability would enable the use of TAEUS-enhanced ultrasound to guide thermoablative therapy, which uses heat or cold to affect tissue, such as in the treatment of cardiac atrial fibrillation, or removal of cancerous liver and kidney lesions, with greater accuracy, and perform cosmetology procedures such as lipolysis of abdominal fat.

•	Vascular Imaging: Our TAEUS technology has the potential to enable visualization of blood vessels from any angle, using only a saline solution contrasting agent, unlike Doppler ultrasound, which requires precise viewing angles. This capability would enable the use of TAEUS-enhanced ultrasound to assist in identifying arterial plaques or malformed vessels.

•	Tissue Perfusion: Our TAEUS technology has the potential to image blood flow at the capillary level in a region, organ or tissue. This capability could be used to assist physicians in characterizing abnormalities in tissue perfusion symptomatic of damaged tissue, such as internal bleeding from trauma, or diseased tissue, such as certain cancers.

TAEUS Liver Device

ENDRA’s first clinical product is designed to interface with a conventional ultrasound scanner, utilizing the scanner’s B-mode imaging to guide the selected region for assessment of liver fat content. The following sub-systems will comprise ENDRA’s first generation product.

•	Energy Generation: The RF source consists of a low power waveform generator and a high gain amplifier. Together, these components generate the characteristic pulses of energy required to excite thermoacoustic signals in tissue.

•	Energy Delivery into Tissue: The RF applicator transmits pulses of energy generated by the RF source into tissue. The applicator is positioned at the skin surface in proximity to the target region for measurement and is designed to efficiently couple pulsed RF energy into target tissues.

•	Signal Detection: A “receive only” ultrasound transducer specifically designed and optimized for thermoacoustic imaging. The transducer sub-system detects thermoacoustic signals induced by the RF source within tissue. The transducer assembly is connected to high-speed electronics for signal amplification, digitization, and processing.

•	Computation and Display: The computer provides processing capability to both utilize the conventional ultrasound data for navigation to the measurement site of interest, and the calculations required to convert digitized thermoacoustic signals into estimates of fat content in liver tissue. The entire sub-system will reside in a single enclosure, on wheels, and sit adjacent to the patient exam bed. A small digital touchscreen display is used for both operator input and the display of data.

TAEUS platforms may provide two-dimensional imaging with a transducer composed of multiple receive elements. ENDRA is currently developing an improved version of its first-generation liver device. The RF source and applicator would be similar to those in the first-generation product, but the multi-element transducer would allow for multiple applications including reading tissue composition, response to thermoablative procedures, vascular flow, tissue perfusion, and other potential applications.

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

TARGET MARKETS

We intend to initially focus on four potential markets for the TAEUS liver device: 1) Pharmaceutical Companies and CROs, 2) High-end Primary Care Networks, 3) Bariatric and Metabolic Clinics and 4) Primary and Internal Medicine at large. We expect that there will be some minimal focus on Hepatology and Radiology customers; however, these are no longer the Company’s go-to-market focus.

Pharmaceutical Companies and Clinical Research Organizations (CROs)

In recent years, the pharmaceutical industry has witnessed a significant surge in the development of GLP-1 drugs. As of January 2025, more than 30 pharmaceutical companies are engaged in developing GLP-1 drugs, demonstrating the increasing interest and investment in this sector. Among these, seven of the top 20 global pharmaceutical companies are actively involved, further highlighting the potential of GLP-1 therapies in treating metabolic disorders such as diabetes and obesity.

Clinical trials for GLP-1 and related insulin sensitizers have seen a substantial rise over the past year. As of January 2025, there are more than 50 active GLP-1 trials and 10 to 15 insulin sensitizer studies in Phase 3. The number of clinical trials in this field grew by an impressive 68% year-over-year from 2022 to 2023, indicating a rapidly expanding research landscape. Similarly, as of January 2025, there are 10 to 15 active clinical trials for MASH drugs, reflecting the growing focus on treatments for liver-related metabolic diseases.

Recruiting patients for Phase 3 clinical trials remains one of the most critical and challenging aspects of drug development.

•	GLP-1 Trials: The typical patient count for Phase 3 GLP-1 trials ranges between 1,000 and 3,000. However, patient recruitment is complicated by screening failure rates, which can range between 20% and 50%. This means that to secure 1,000 eligible participants, as many as 2,000 individuals must be screened.

•	MASH Trials: Similarly, Phase 3 clinical trials for MASH drugs require between 1,000 and 2,000 participants. Given the complexity of the disease and eligibility requirements, the screening process must cover between 2,500 and 10,000 candidates to meet the required participation levels.

These high screening failure rates contribute to increased costs and extended timelines for clinical trials.

The financial burden of conducting late-stage clinical trials is substantial. One key component of the cost structure is the use of Magnetic Resonance Proton Density Fat Fraction (“MR PDFF”), a diagnostic tool commonly used in metabolic disease studies.  One in three Phase 2 or 3 GLP-1 studies incorporates MR PDFF during the trials.  The cost for CROs to conduct these exams typically falls between $1,500 and $2,500 per patient, with a minimum of two to three exams of each patient required per trial. There is a partial reimbursement, but it’s minimal. These costs underscore the financial considerations that pharmaceutical companies must account for when planning large-scale trials.

High-End Primary Care Networks (Concierge Medicine)

High-End Primary Care Networks, also known as concierge medicine, are experiencing rapid growth in the U.S., with approximately 20 national and hundreds of regional networks operating 6,500 facilities. These organizations are expanding at a 12% compound annual growth rate (“CAGR”), have an average of 2-3 doctors per facility with approximately 150 patients per doctor. Concierge practices emphasize personalized care, proactive health management, and cutting-edge technology to differentiate themselves from traditional healthcare models.

One area where concierge medicine can further stand out is through advanced metabolic health monitoring, particularly liver fat fraction assessment. Early detection and proactive management of liver fat accumulation can provide significant health benefits, particularly for patients at risk of metabolic disorders, obesity, and diabetes—conditions frequently encountered in concierge practices.

Concierge medicine thrives on offering innovative health solutions that traditional primary care settings may not provide. New technologies are of high interest in this sector, and cost is less of a concern, making our offering an attractive investment for concierge networks. By incorporating liver fat fraction monitoring into routine patient assessments, concierge physicians can:

•	Offer Personalized Preventative Care: Early detection of liver fat accumulation enables tailored interventions, including lifestyle modifications and pharmaceutical treatments.

•	Enhance Cardiometabolic Risk Management: Since liver health is linked to cardiovascular and metabolic conditions, monitoring liver fat fraction can improve overall patient outcomes.

•	Strengthen Patient Engagement and Retention: Providing access to cutting-edge diagnostic tools reinforces the concierge model’s value proposition, encouraging long-term membership.

•	Set a New Standard in Concierge Medicine: By integrating metabolic health monitoring, concierge practices can position themselves as leaders in proactive and precision medicine.

Bariatric and Metabolic Clinics

Bariatric and metabolic clinics are on the front lines of tackling obesity and related metabolic diseases, providing critical care to thousands of patients across the U.S. These clinics—an estimated 900 nationwide with a growth rate of 7.5% annually—are increasingly expanding their scope beyond weight loss to treat a broad range of metabolic disorders. With about three doctors per facility, each clinic is responsible for managing approximately 350 patients every year. Moreover, 60% of these clinics have integrated treatments for broader metabolic diseases, including the prescription of GLP-1 receptor agonists to help regulate appetite and blood sugar levels.

While these clinics are leading the way in metabolic disease management, one major challenge persists—the high cost of diagnosing and monitoring metabolic conditions. Traditional methods, such as MRI-based liver fat fraction assessments, are expensive, time-consuming, and often impractical for routine use.

Clinics generally rely on basic biometric markers such as Body Mass Index (“BMI”) and ultrasound exams.  BMI and ultrasound are not accurate predictors of liver fat.  Given the inaccuracy of biometric markers and ultrasound liver fat assessments, bariatric and metabolic clinics need more affordable, scalable solutions to monitor metabolic diseases effectively.

Primary and Internal Medicine At Large

Obesity, diabetes, and liver disease are on the rise in the U.S., placing an increasing burden on healthcare providers. Primary care and internal medicine physicians are on the front lines, responsible for screening patients and monitoring their response to lifestyle changes and drug therapies. However, the prevailing approach to diagnosing and tracking metabolic conditions remains costly and inefficient, largely due to the reliance on ineffective ultrasound or expensive MRI-based liver fat fraction assessments.

The U.S. is currently home to approximately 9,000 diagnostic imaging centers and growing at a rate of 4% per year. At least 50% of diagnostic imaging centers are equipped with ultrasound machines, indicating that these facilities are well-positioned to expand their role in metabolic disease screening. An average imaging center handles approximately 1,000 patients per month for liver tests.

While imaging centers play a crucial role in liver disease detection, diagnostic labs are essential for screening obesity, diabetes, and metabolic disorders at scale. Approximately 275,000 diagnostic labs are located in the U.S., with a 3% annual growth rate. Each lab services around 3,500 patients per month, with 25% undergoing metabolic disease-related tests.

However, most of these laboratories focus on blood-based markers for diabetes and liver disease. While blood tests provide valuable insights, they do not directly measure liver fat fraction or structural changes in the liver—critical indicators of metabolic health.

CLINICAL STUDIES, REGULATORY APPROVALS, AND COMMERCIALIZATION

Regulatory Market Access Approval Pathway and Human Study

Each of our TAEUS platform applications will require regulatory approvals before we are able to sell or license the application. Based on certain factors, such as the installed base of ultrasound systems, availability of other imaging technologies, such as CT and MRI, economic strength and applicable regulatory requirements, we sought initial approval of our liver device for sale in the European Union, followed by the United States and may seek to seek future approval in other markets.

In November 2017, we contracted with the Centre for Imaging Technology Commercialization (“CIMTEC”) to initiate human studies, through Canada-based Robarts Research Institute, with our TAEUS device targeting MASLD. In October 2018, we received an Investigational Testing Authorization (“ITA”) from Health Canada to commence the first human studies in healthy volunteers with our TAEUS clinical system targeting MASLD, guiding our algorithm development, and comparing our technology to MRI. The feasibility study was conducted in collaboration with Robarts Research Institute in London, Ontario, Canada. We reported the completion of this 50-subject study and top-level findings in September 2019.  The data collected from the study, including additional usability inputs, was included in our TAEUS technical file submission for device CE mark. A CE mark was received for our MASLD TAEUS application in March 2020.

We entered into several additional clinical evaluation agreements and collaborations with research hospitals in North America and Europe for the conduct of clinical studies comparing our TAEUS clinical system to MRI PDFF in the measurement of liver fat. These agreements provided for clinical trials to collect data and user feedback to inform the further development of our TAEUS clinical system.

•	In 2019, we entered into clinical evaluation agreements with Rocky Vista University College of Osteopathic Medicine (RVUCOM) and the University of Pittsburgh Medical Center (UPMC) and in 2020 with the Medical College of Wisconsin (MCW), Universitätsmedizin der Johannes Gutenberg-Universität Mainz and Centre Hospitalier Universitaire d’Angers, France (CHU Angers).

•	In 2021, we entered into clinical evaluation agreements with Inselspital University Hospital in Bern, Switzerland, and King’s College Hospital - London, in the United Kingdom.

•	In 2024, we entered into a clinical evaluation agreement for a post-CE Mark study with Ludwig-Maximilians-Universität München in Munich Germany.

EU Market Access (CE Mark)

The first TAEUS application we intend to commercialize is our MASLD TAEUS application. Our initial target market for this application is the European Union.

After receiving CE mark approval for our TAEUS Liver system in March 2020, indicating that the TAEUS Liver system complies with all applicable European Directives and Regulations in the European Union (“EU”) and other CE mark geographies, we registered the product in each of our primary target European markets (i.e., Germany, France, and the United Kingdom).

In May 2021, Regulation (EU)2017/745 on medical devices (the “Medical Device Regulation” or “MDR”) came into effect. The MDR amended the prior existing regulatory framework in the EU and imposed significant additional obligations on medical device-related companies. Changes imposed by the MDR include more restrictive requirements for clinical evidence and pre-market assessment of safety and performance, revised classifications to indicate risk levels, stricter requirements for third party testing by government accredited groups for some types of medical devices, and tightened and streamlined quality management system assessment procedures, including post marketing surveillance obligations. These new rules also impose additional requirements on our business, such as a requirement to conduct clinical trials to maintain our existing and obtain new or renewed conformity assessment certification for existing and new products. Also, the MDR provides for additional post-market surveillance obligations, and further requirements for the traceability of products, transparency, refined responsibilities for economic operators (including manufacturer, distributors and importers) as well as a tightened and more comprehensive quality management system.

Our original CE Mark certification, which has been issued under the then applicable framework of the Medical Device Directive, requires re-certification under the MDR in order to continue marketing of the application in the EU. The transitional provisions of the MDR are to expire on December 31, 2028 for Class I, Class IIa and certain Class IIb devices (which includes ENDRA’s Class IIa device) subject to certain conditions (including, among others, continued compliance with the MDD, no significant changes to design or intended purpose, a quality management system, and engagement with a Notified Body to obtain conformity assessment).

We are working with our Notified Body to ensure a timely MDR CE Mark transition, while aligning to the extended transition deadline. We successfully concluded both an ISO 13485 Audit and an MDR Quality System Audit in November 2024, setting the groundwork for a future CE Mark Technical Documentation Audit in 2026, well ahead of the transition deadline of December 31, 2028.

U.S. Market Access (FDA De Novo Request)

In the third quarter of 2023, we submitted a De Novo request to the FDA that included as support clinical data gathered from human studies comparing liver fat measurements by our TAEUS liver device to measurements by MRI-PDFF. In the fourth quarter of 2023, the FDA sent an Additional Information (“FDA AI”) request related to our De Novo application. In order to fully respond to the FDA’s questions, we were required to compile additional clinical data, provide additional device test data, and respond to cybersecurity related questions in a new De Novo submission. In light of the need for additional clinical data, the original De Novo was formally closed by the FDA on April 24, 2024 in line with FDA internal procedures.

Since we received the FDA AI request, we have had several interactions with the FDA including a highly informative pre-submission in-person meeting in May 2024 related to the clinical trial design for the TAEUS liver device in support of our De Novo request. Prior to the meeting, ENDRA provided the FDA with a detailed description of the TAEUS technology to be used in clinical testing, along with a clinical study synopsis outlining a prospective hypothesis-driven, statistically powered multicenter clinical study spanning a fat fraction range representative of steatotic liver disease in the U.S., ranging from healthy to severe. ENDRA plans to submit a new De Novo request based on the completion of a clinical study to enable sales in the United States.  The commencement of this study is subject to successful completion of our current research and development activities.

We expect that, should we be successful in obtaining the FDA’s grant of our De Novo request, we will have clearance to market the liver fat fraction TAEUS application in the U.S. with the first and only liver fat content quantification claim. We believe that future claims and product upgrades would be eligible for submission under Section 510(k) following the reclassification that would be established by the FDA’s grant of the De Novo request for our liver fat fraction TAEUS device. For more information, see “Regulation—FDA Regulation” below.

Sales and Marketing

During the second quarter, we restructured our European sales operations to better align with the Company’s near-term sales prospects and go-to-market strategy.  We expect to commence product commercialization with the small direct sales and marketing team which will later engage and support larger channel partners and clinical customers in primary geographic markets - initially in Europe, and later in the U.S. after FDA approval.

We plan to implement a new low barrier-to-entry, multi-year, subscription-based business model with monthly recurring revenue. We will retain our traditional direct product sale option with annual upgrade and maintenance fees for customers who may prefer it, but our primary focus will be on the “subscription based” approach. In either case, sales are expected to be made by a direct sales force using a value proposition rooted in clinical data supported by results from a number of established clinical reference sites.

Based on our assessment of the medical capital equipment market, we intend to price our initial liver TAEUS system competitively taking into the consideration multiple factors such as TAEUS’s clinical value, customer ROI and competitive differentiation compared to alternatives.

ENGINEERING, DESIGN AND MANUFACTURING

We use suppliers of components and contract manufacturers to design, assemble and test the TAEUS liver system. Suppliers are vetted before engaging in work with the Company and are reviewed annually, as part of our quality management system, to assure their performance meets our needs. We have implemented internal processes to monitor designs, inventory and supply of key components needed to manufacture our TAEUS liver system. We plan production in accordance with anticipated commercialization and sales timelines and availability and lead times of needed materials.

REGULATION

European Union

The primary regulatory environment in Europe is the European Union. In the European Union, applications incorporating our TAEUS technology are regulated as Class IIa medical devices. As described above, our MASLD TAEUS application has received, and we expect our future applications will need to receive, certification from a Notified Body required to CE mark our applications as a result of successful review of one or more submissions prepared by our contract engineering and manufacturer(s), so that such applications can be marketed and distributed within the European Economic Area. Each of our applications will be required to be regularly recertified for CE marking, which require period ISO/CE audits and additional MDR transition audits. The audit process, which will include on-site visits at our facility, and possibly the contract manufacturer’s(s’) facility(ies), will require us to provide the contract manufacturer(s) with information and documentation concerning our quality management system and all applicable documents, policies, procedures, manuals, and other information. Additionally, in order to import our devices into various EU countries, we must comply with the Restriction of Hazardous Substances Directive (“RoHS”) and the Registration, Evaluation, Authorisation and Restriction of Chemicals (“REACH”).  We have undertaken a number of steps that both we and our suppliers are compliant with RoHS and REACH in order to do business in the European Union.

In the European Union, the manufacturer of medical devices is subject to current Good Manufacturing Practice, specifically ISO 13485, as set forth in the relevant recognized standards, laws and guidelines of the European Union and its member states. Compliance with ISO 13485 is generally assessed by a Notified Body accredited by a Competent Authority. For a Class IIa device, typically, quality system evaluation is performed by the Notified Body, which also provides the certifications necessary to fix a CE mark to the products. The Notified Body may conduct inspections of relevant facilities, and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining approval for each application, in many cases each device manufacturing facility must be audited on a periodic basis by the Notified Body. Further inspections may occur over the life of the application.

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

FDA Regulation

Each of our products must be approved, granted or cleared by the FDA before it is marketed in the United States. Before and after approval, grant or clearance in the United States, our applications are subject to extensive regulation by the FDA under the Federal Food, Drug and Cosmetic Act (the “FD&C Act”) and/or the Public Health Service Act, as well as by other regulatory bodies. The FDA regulations govern, among other things, the development, testing, manufacturing, labeling, safety, storage, record-keeping, market clearance or approval, advertising and promotion, import and export, marketing and sales, and distribution of medical devices and pharmaceutical products.

Section 513(f)(2) of the FD&C Act allows manufacturers to submit a De Novo request to the FDA for devices “automatically” classified into Class III by operation of section 513(f)(1). Pursuant to the Food and Drug Administration Modernization Act (the “FDAMA”), in order to submit a De Novo request, a device first has to be found not substantially equivalent (“NSE”) to legally-marketed predicate devices through a premarket notification (510(k)). Section 513(f)(2) was modified by section 607 of Food and Drug Administration Safety and Innovation Act, which created an alternative mechanism for submitting a De Novo request that does not require that a device be reviewed first under a 510(k) and found NSE prior to submission of a De Novo request. If a device manufacturer believes their device is appropriate for classification into Class I or Class II and determines, based on currently available information, there is no legally marketed predicate device, they may submit a De Novo request without a preceding 510(k).

We believe that our device is appropriate for classification into Class II and, based on available information, that there is no legally marketed predicate device. Hence, we expect that our device will require FDA De Novo grant prior to being legally marketed, and plan to submit our anticipated De Novo request without a preceding 510(k).

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

Manufacturers of ultrasound and MRI systems include multi-national corporations such as GE Healthcare, Royal Philips, Siemens Healthineers, Canon Corporation, and Fujifilm Corporation. There is another smaller but emerging market of low-end hand-held ultrasound competitors that could pursue some liver-related applications.  In the SLD diagnosis market we will compete with makers of surgical biopsy tools, such as Cook Medical and Sterylab S.r.l. In the thermal ablation market, we will compete with manufacturers of surgical temperature probes, such as Medtronic plc and St. Jude Medical, Inc.

EMPLOYEES

As of December 31, 2024, we had 21 employees and contractors - 16 employees and five contractors, 14 of whom are employed on a full-time basis. Nine were engaged in research and development activities, one was engaged in intellectual property reporting, four were engaged in regulatory and clinical activities, two were engaged in operations activities and five were engaged in administrative activities. Geographically, 17 people were in the United States, two people in Canada, and two people in Europe. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

We also employ technical and scientific advisors, on an as-needed basis, to supplement existing staff. We believe that these advisors provide us with necessary expertise in clinical ultrasound applications, ultrasound technology, and intellectual property.

OTHER POTENTIAL APPLICATIONS OF OUR TECHNOLOGY

Temperature Monitoring of Thermoablative Surgery

We also intend to develop a TAEUS platform application to monitor thermal ablation surgery, for interventions in chronic pain and lesions of the liver, thyroid, kidneys, and other soft tissues. We plan to target clinical users of thermoablative technology, including interventional radiologists, cardiologists, gynecologists, and surgical oncologists.

Thermoablation involves the use of heat or cold to remove malfunctioning or diseased tissue in surgical oncology, cardiology, neurology, gynecology, urology and cosmetology applications. Thermoablative technologies include RF, microwave, laser, and cryogenic ablation. The global RF ablation devices market size was valued at approximately $4.3 billion in 2021 and is expected to surpass $13.2 billion by 2032, representing a CAGR of 12% during the forecast period.

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

We believe that the ability to visualize changes in tissue viability, in real time, could potentially enhance the effectiveness and safety of thermoablation therapies, and that our TAEUS technology platform, combined with traditional ultrasound, has the potential to guide thermoablation surgery more cost-effectively, and more accurately, than existing methods.

Vascular Imaging

We believe that our TAEUS technology can be used to image blood vessels and distinguish them from the surrounding tissue. In addition to our SLD and thermoablation applications, we intend to develop a cardiovascular application based on our TAEUS technology that, with the use of a standard saline contrast agent, can enable existing ultrasound systems to perform a number of cardiovascular diagnostic functions, such as identifying arterial plaque or blocked or malformed vessels, as well as safely guiding biopsies away from vital vasculature.

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

INTELLECTUAL PROPERTY

We rely on a combination of patent, copyright, trademark and trade secret laws and agreements with employees and third parties to establish and protect our proprietary intellectual property rights. We require our officers, employees and consultants to enter into standard agreements containing provisions requiring confidentiality of proprietary information and assignment to us of all inventions made during the course of their employment or consulting relationship. We also enter into nondisclosure agreements with our commercial counterparties and limit access to, and distribution of, our proprietary information.

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

As of December 31, 2024, we maintained a patent portfolio consisting of 41 patents issued in the United States and 41 issued patents in foreign jurisdictions, 4 patent applications pending in the United States and 22 patent applications pending internationally relating to our technology. These patents and patent applications largely cover certain innovations relating to fat imaging, fat quantitation, and temperature monitoring in the liver and other tissues.

Each of our utility patents generally has a term of 20 years from its respective priority (earliest filing) date. Design patents have a term of 14 years from the filing date of the respective application. Among our issued utility patents in the U.S., the first patent is set to expire in 2033 and the last patent is set to expire in 2043.

In November 2023, we engaged PatentVest, Inc. (“PatentVest”), a specialized consulting firm focused on intellectual property valuation, intellectual property portfolio management and intellectual property M&A for clients seeking to protect and leverage their intellectual property portfolio for growth. Pursuant to a Consulting Services Agreement (the “Services Agreement”) between the Company and PatentVest, PatentVest is undertaking a comprehensive assessment of our technology and intellectual property portfolio and work with the Company to create an intellectual property strategy and corresponding plan. Pursuant to the Services Agreement, the Company agreed to pay PatentVest strictly through the issuance of restricted shares of the Company’s common stock.

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

Risks Related to our Business

•	We have a history of operating losses, we may never achieve or maintain profitability, and we will need to raise significant additional capital if we are going to continue as a going concern.

•	We may not be able to successfully execute our business model.

•	Our efforts may never result in the successful development of commercial applications based on our TAEUS technology, on which our success is substantially dependent.

•	Our TAEUS platform applications may not achieve adequate market acceptance by the physicians, patients, third-party payors and others in the medical community.

•	If customers are not trained and/or the Company’s products are used by non-licensed practitioners, it could result in product misuse and potential adverse treatment outcomes, which could harm the Company’s reputation, result in product liability litigation, distract management and result in additional costs, all of which could harm the Company’s business.

•	We may not become commercially viable if there is an inadequate level of reimbursement by governmental programs and other third-party payors for our planned products or associated procedures.

•	We have limited resources and depend on third parties to design and manufacture, and seek regulatory approval of, our TAEUS applications.

•	We will need to develop marketing and distribution capabilities both internally and through our relationships with third parties in order to sell any of our TAEUS products receiving regulatory approval.

•	Competition in the medical imaging market is intense and we may be unable to successfully compete.

•	The medical device market is characterized by rapid innovation. To compete effectively, the Company may need to develop and/or acquire new products, seek regulatory clearance, market them successfully, and identify new markets for the Company’s technology.

•	We intend to market our TAEUS liver device in the EU and are subject to the risks of doing business outside of the United States.

•	There is no assurance that, if approved, the Company’s TAEUS applications will be widely adopted by customers or their patients

•	The transition in certain of our leadership positions will be critical to our success, and our business could be negatively impacted if we do not successfully manage these transitions.

•	If we are unable to attract and retain qualified personnel, we may not be able to successfully manage our business and achieve our objectives.

•	Misdiagnosis, warranty and other claims, as well as product field actions and regulatory proceedings, initiated against us could increase our costs, delay or reduce our sales and damage our reputation.

•	The outbreak of pandemics, such as COVID-19, could adversely impact our business, including our pre-sales activities, clinical trials and ability to obtain regulatory approvals.

Risks Related to Intellectual Property and Other Legal Matters

•	If we are unable to protect our intellectual property, which entails significant expense and resources, then our financial condition, results of operations and the value of our technology and products could be adversely affected.

•	Policing unauthorized use of our proprietary rights can be difficult, expensive and time-consuming, and we might be unable to determine the extent of this unauthorized use.

•	Intellectual property rights may not provide adequate protection, which may permit third parties to compete against us more effectively.

Risks Related to Government Regulation

•	If we fail to obtain and maintain necessary regulatory clearances or approvals for our TAEUS applications, or if clearances or approvals for future applications and indications are delayed or not issued, our commercial operations will be harmed.

•	Disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA, could prevent the FDA from performing normal functions on which our business relies, which could negatively impact our business.

•	Healthcare reform measures could hinder or prevent our planned products’ commercial success.

•	If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Risks Related to Owning Our Securities

•	Our quarterly and annual results may fluctuate significantly, may not fully reflect the underlying performance of our business and may result in volatility in the price of our securities.

•	Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future for reasons unrelated to our operating performance or prospects, and as a result, investors in our common stock could incur substantial losses.

•	We may be subject to securities litigation, which is expensive and could divert management attention.

•	If we are unable to implement and maintain effective internal control over financial reporting, including by remediating current material weaknesses in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decrease.

•	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

•	Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our at-the-market offering program or equity incentive plan, could result in dilution of the percentage ownership of our stockholders and could cause the price of our securities to fall.

•	Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

General Risk Factors

•	Our business is affected by macroeconomic conditions.

•	Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

•	The ongoing military action in Ukraine and the Middle East could have negative impact on the global economy, which could materially adversely affect our business, operations, operating results and financial condition.

•	Our business could be negatively impacted by corporate social responsibility and sustainability matters.

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

We are experiencing financial and operating challenges. We have only generated limited revenues to date and have a history of losses from operations. As of December 31, 2024, we had an accumulated deficit of $103.4 million. Our independent registered public accounting firm, in its report on our financial statements for the year ended December 31, 2024, has raised substantial doubt about our ability to continue as a going concern. To remain viable, we will require additional capital in the near term to proceed with the commercialization of our planned TAEUS applications and to meet our growth targets. Our near-term capital needs include supporting the hiring of personnel, payroll and benefits, continued scientific and potential product research and development, clinical studies to support our FDA de novo submission, expenses associated with the development of relationships with strategic partners, intellectual property development and prosecution, funding the costs of seeking regulatory approval of TAEUS applications, expanding our sales and marketing infrastructure, capital expenditures, working capital, responses to business opportunities, and general and administrative expenses.

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

We may not be able to successfully execute our business model.

In August 2024, we announced a new management team and laid out strategic steps to become a more actionable and predictable company as we work towards bringing the Company’s TAEUS technology to market. We are a company with limited operating history and we may not have the necessary resources, expertise and experience to successfully execute our business model on a global scale, such as obtaining the necessary approvals or clearances from the regulatory agencies of our target markets. Our ability to execute our model is dependent on a number of factors, including the ability of our senior management team to execute our model, our ability to incentivize, train and support international distribution partners in different geographic regions, our ability to begin or maintain our pace of product development, manufacturing and commercialization, our ability to meet the changing needs of the medical imaging market, and the ability of our employees to perform at a high-level. If we are unable to execute our model, or if our model does not drive the growth that we anticipate, or if our market opportunity is not as large as we have estimated, it could adversely affect our business and our prospects.

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

If customers are not trained and/or the Company’s products are used by non-licensed practitioners, it could result in product misuse and potential adverse treatment outcomes, which could harm the Company’s reputation, result in product liability litigation, distract management and result in additional costs, all of which could harm the Company’s business.

If the Company’s products are used by non-licensed or untrained practitioners, it could result in product misuse and adverse treatment outcomes, which could harm the Company’s reputation and the Company’s business. The Company’s products may be purchased or operated by physicians with varying levels of training, and in many states, by non-physicians, including [nurse practitioners and] technicians. Outside the U.S., many jurisdictions do not require specific qualifications or training for purchasers or operators of its products. The Company will not be able to supervise the procedures performed with the Company’s applications, nor does the Company require that direct medical supervision occur that is determined by state law. The Company and its distributors intend to offer but do not require product training to the purchasers or operators of the Company’s products. In addition, the Company may sell its systems to companies that rent its systems to third parties and that provide a technician to perform the procedures. The lack of training and the purchase and use of its products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm the Company’s reputation and its business, and, in the event these actions result in product liability litigation, distract management and subject the Company to liability, including legal expenses.

We may not become commercially viable if there is an inadequate level of reimbursement by governmental programs and other third-party payors for our planned products or associated procedures.

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

Although we have completed a number of studies with respect to our TAEUS liver device, we have limited data regarding the efficacy of other TAEUS platform applications. Since our success depends in large part on the medical and third-party payor community’s acceptance of our TAEUS applications, even if we receive regulatory approval for our applications, we believe that we will need to obtain additional clinical data from users of our applications to persuade medical professionals to use our applications. We may also be required to conduct post-approval clinical testing to obtain such additional data. Clinical testing is expensive, can take a significant amount of time to complete and can have uncertain outcomes. Negative results of these clinical studies could have a material, adverse impact on our business.

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

In general, competition in the medical imaging market is very significant and characterized by extensive research and development and rapid technological change. Competitors in this market include very large companies with significantly greater resources than we have. To successfully compete in this market, we will need to develop TAEUS applications that offer significant advantages over alternative imaging products and procedures for such applications.

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

Our competitors include producers of CT and MRI systems that include multi-national corporations such as Royal Philips, Siemens AG and Fujifilm Corporation, many of whom also manufacture and sell ultrasound equipment. In the MASLD diagnosis market we will compete with makers of surgical biopsy tools, such as Cook Medical and Sterylab S.r.l. In the thermal ablation market, we will compete with manufacturers of surgical temperature probes, such as Medtronic plc and St. Jude Medical, Inc. These competitors and other potential competitors have substantially greater financial, technical and other resources, such as larger R&D staff, more robust manufacturing capabilities and more experienced marketing and manufacturing organizations. These competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than TAEUS applications that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization and market penetration than us. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against those of our competitors.

The medical device market is characterized by rapid innovation. To compete effectively, the Company may need to develop and/or acquire new products, seek regulatory clearance, market them successfully, and identify new markets for the Company’s technology.

The medical device industry is subject to continuous technological development and product innovation. If the Company does not continue to innovate and develop new products and applications, the Company’s competitive position may deteriorate as other companies successfully design and commercialize new products and applications or enhancements to the Company’s current products.

To successfully expand the Company’s product offerings, the Company may need to, among other things:

•	develop or otherwise acquire new products that either add to or significantly improve the Company’s current product offerings;

•	obtain regulatory clearance for these new products;

•	convince the Company’s existing and prospective customers that the Company’s product offerings are an attractive revenue-generating addition to their practice;

•	sell the Company’s product offerings to a broad customer base;

•	identify new markets and alternative applications for the Company’s technology;

•	protect the Company’s existing and future products with defensible intellectual property; and

•	satisfy and maintain all regulatory requirements for commercialization.

Changes in the healthcare industry could result in a reduction in the size of the market for our products or may require us to decrease the selling price for our products, either of which could have a negative impact on our financial performance.

Trends toward managed care, healthcare cost containment, and other changes in government and private sector initiatives in Europe and the United States are placing increased emphasis on lowering the cost of medical services, which could adversely affect the demand for or the prices of our products. For example:

•

major third-party payors of hospital and non-hospital-based healthcare services could revise their payment methodologies and impose stricter standards for reimbursement of imaging procedures charges and/or a lower or more bundled reimbursement;

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

Because we intend to market our approved TAEUS applications globally and currently market our TAEUS liver probe in the EU, our business is subject to risks associated with doing business globally. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:

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

There is no assurance that, if approved, the Company’s TAEUS applications will be widely adopted by customers or their patients.

Market acceptance of our TAEUS applications will be affected by a variety of factors, including but not limited to usability, performance, reliability and customer preference. It is possible that demand for this device will not be as strong as anticipated. The Company may be unable to establish and manage a sufficient or effective sales force in a timely or cost-effective manner, and any sales force the Company does establish may not be capable of generating demand for our TAEUS applications, therefore hindering the Company’s ability to generate revenues and achieve or sustain profitability. The Company can offer no assurance that the sales model for our TAEUS applications will be well-received by customers or lead to sustainable demand.

The transition in certain of our leadership positions will be critical to our success, and our business could be negatively impacted if we do not successfully manage these transitions.

In August 2024, the Company and Francois Michelon mutually agreed on Mr. Michelon’s resignation as the Company’s Chief Executive Officer and as a member of the Board of Directors, and Irina Pestrikova resigned as the Company’s Senior Director of Finance and Principal Financial Officer. The departure and transition of key leadership personnel can take significant knowledge and experience from our company. While this loss of knowledge and experience can be mitigated through a successful transition, there can be no assurance that we will be successful in such efforts. If we do not successfully manage senior leadership transitions, it could be viewed negatively by our prospective customers, employees, or investors and could have an adverse impact on our business and strategic direction.

If we are unable to attract and retain qualified personnel, we may not be able to successfully manage our business and achieve our objectives.

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

We are exposed to the risk of fraud, misconduct or other illegal activity by our employees, independent contractors, consultants, commercial partners and vendors. Misconduct by these parties could include intentional, reckless and negligent conduct that fails to: comply with the FD&C Act and similar laws of other countries, or the rules and regulations of the FDA and other similar foreign regulatory bodies; provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies; comply with manufacturing standards we establish; comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws; or report financial information or data accurately or to disclose unauthorized activities to us. For any products for which we obtain regulatory approval and begin commercializing in Europe or the United States, respectively, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws are also likely to increase. In particular, the promotion, sales and marketing of healthcare items and services, as well as certain business arrangements in the healthcare industry, are subject to extensive laws designed to prevent fraud, kickbacks, self-dealing and other abusive practices. Our sales team in the European Union marketing our TAEUS liver probe are subject to these laws, as well as regulations that restrict or prohibit a wide range of pricing, discounting, marketing and promotion, structuring and commissions, certain customer incentive programs and other business arrangements generally. It is not always possible to identify and deter misconduct by employees and other parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of significant fines or other sanctions.

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

Our business is or in the future may be subject to regulation by various federal, state, local and foreign governmental agencies, including agencies responsible for monitoring and enforcing employment and labor laws, workplace safety, environmental laws, consumer protection laws, anti-bribery laws, import/export controls, securities laws and tax laws and regulations. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory recalls, enforcement actions, adverse publicity, disgorgement of profits, fines, damages, civil and criminal penalties or injunctions and administrative actions. If any governmental sanctions, fines or penalties are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results and financial condition could be harmed. In addition, responding to any action will likely result in a significant diversion of management’s attention and our resources and substantial costs. Enforcement actions and sanctions could further harm our business, operating results and financial condition.

Disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA, could prevent the FDA from performing normal functions on which our business relies, which could negatively impact our business.

The ability of the FDA to review and approve new products or review other regulatory submissions can be affected by a variety of factors, including statutory, regulatory and policy changes, inadequate government budget and funding levels or a reduction in the FDA’s workforce and its ability to hire and retain key personnel. Such changes and other disruptions at the FDA may increase the time to meet with the FDA and receive FDA feedback, review and/or approve our submissions, conduct inspections, issue regulatory guidance, or take other actions that facilitate the development, approval and marketing of regulated products, which would adversely affect our business. In addition, government proposals to reduce or eliminate budgetary deficits may include reduced allocations to the FDA and other related government agencies. For example, the Trump Administration recently established the Department of Government Efficiency, which implemented a federal government hiring freeze and announced certain additional efforts to reduce federal government employee headcount and the size of the federal government. It is unclear how these executive actions or other potential actions by the Trump Administration or other parts of the federal government will impact the FDA or other regulatory authorities that oversee our business. These budgetary pressures may reduce the FDA’s ability to perform its responsibilities. If a significant reduction in the FDA’s workforce occurs, the FDA’s budget is significantly reduced or a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our De Novo submission or take other actions critical to the development or marketing of our TAEUS applications, if approved, which could have a material adverse effect on our business.

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

We are currently in a transitional period, where our existing certified products will be required to continue to comply with applicable medical device directives (including the Medical Devices Directive and the Active Implantable Medical Devices Directive) and with the Medical Device Regulation to obtain CE mark certification in order to continue or commence marketing medical devices. The CE mark is applied following certification from a Notified Body or declaration of conformity. It is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives or the MDR, as the case may be. CE mark approvals issued prior to May 26, 2021 will, subject to certain conditions (including, among others, continued compliance with the MDR, no significant changes to design or intended purpose, a quality management system, and engagement with a notified body to obtain conformity assessment), remain valid until December 31, 2028. In March 2020, we received CE mark approval for our TAEUS FLIP (Fatty Liver Imaging Probe) System. The CE marking indicates that TAEUS complies with all applicable regulations in the EU, and other CE mark geographies, including the 27 EU member states. We believe that future TAEUS applications will qualify for sale in the European Union as Class IIa medical devices. The MDR requires a clinical evaluation for all medical devices and clinical trials for selected medical devices to be (re-)certified under the rules of the MDR. Depending on the classification of our applications, future CE mark certifications or recertification of our applications may require additional clinical evaluations or trials, as the case may be.

We are also required to comply with the regulations of each other country where we commercialize products, such as the requirement that we obtain approval from the FDA before we can launch new products in the United States.

Our MASLD TAEUS device is being reviewed under a “de novo” process for a risk-based classification determination whether the device is of low to moderate risk and that it can be appropriately regulated as a Class II device and thereby eligible for 510(k) clearance. While the 510(k) pathway for product marketing typically requires only non-clinical testing proof of substantial equivalence to a lawfully marketed predicate device for a given indication, the FDA has requested clinical studies to support a reclassification to a lower risk class via the de novo process. Even with the clinical data we expect to provide with the de novo submission for our MASLD TAEUS device, the FDA may decide to reject the request to classify the device into Class II. If that happens, the device will be regulated as a Class III device and we will be required to fulfill more rigorous PMA requirements. Thus, although at this time we do not anticipate that we will be required to do so, it is possible that our MASLD TAEUS device may require approval by means of a PMA.

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

The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

•	adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;

•	repair, replacement, refunds, recall or seizure of our products;

•	operating restrictions, partial suspension or total shutdown of production;

•	refusing our De Novo submissions, requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;

•	withdrawing 510(k) clearance or premarket approvals that have already been granted; and

•	criminal prosecution.

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

Governmental authorities in Europe and the United States have the authority to require the recall of commercialized products in the event of material regulatory deficiencies or defects in design or manufacture. A government-mandated or voluntary recall by us could occur as a result of component failures, manufacturing errors or design or labeling defects. Recalls of our TAEUS applications would divert managerial attention, be expensive, harm our reputation with customers and harm our financial condition and results of operations. A recall announcement would negatively affect the price of our securities.

Healthcare reform measures could hinder or prevent our planned products’ commercial success.

There have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system in ways that could harm our future revenues and profitability and the future revenues and profitability of our potential customers. In the EU, the Medical Devices Directive is being replaced with the more expansive MDR, which may increase the costs of obtaining and maintaining required regulatory approvals for our products. We cannot predict what other healthcare initiatives, if any, will be implemented by EU member countries, or the effect any future legislation or regulation will have on us.

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

There likely will continue to be legislative and regulatory proposals at the federal and state levels directed at containing or lowering the cost of healthcare. We cannot predict the initiatives that may be adopted in the future or their full impact. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare may harm:

•	our ability to set a price that we believe is fair for our products;

•	out ability to generate revenues and achieve or maintain profitability; and

•	the availability of capital.

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

37

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

Our stock is subject to minimum requirements to remain listed on the Nasdaq Capital Market, including a minimum bid price requirement and stockholders’ equity requirement, and may be delisted if it does not maintain compliance with those requirements.

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

Effective August 16, 2024, the Company effected a reverse stock split at a ratio of one-for-fifty (“August Reverse Stock Split”). The August Reverse Stock Split did not have the intended effect of regaining compliance with the Nasdaq Minimum Bid Price Rule and shares of the Company’s common stock opened for trading on a post-split basis on the Nasdaq Capital Market on August 20, 2024 at a bid price of $0.99.

The Company held a special meeting of the stockholders on October 28, 2024 for the purpose of approving a subsequent reverse stock split.  Following stockholder approval, the Company filed a Certificate of Amendment to the Company’s Certificate of Incorporation with the Secretary of State of Delaware to effect a 1-for-35 reverse stock split of the shares of the Company’s common stock, effective as of November 7, 2024 (the “November Reverse Stock Split”). As a result of the November Reverse Stock Split, the Company regained compliance with the Nasdaq Minimum Bid Price Requirement. If we fall below the Minimum Bid Price Requirement again, we cannot be certain that our stockholders will approve a reverse stock split or, if approved, how the market would respond to such a reverse stock split.

While Nasdaq rules do not impose a specific limit on the number of times a listed company may effect a reverse stock split to maintain or regain compliance with the Minimum Bid Price Requirement, Nasdaq has stated that a series of reverse stock splits may undermine investor confidence in securities listed on Nasdaq. In addition, Nasdaq Listing Rule 5810(c)(3)(A)(iv) states that if any listed company that fails to meet the Minimum Bid Price Requirement after effecting one or more reverse stock splits over the prior two-year period with a cumulative ratio of 250 shares or more to one, then the company is not eligible for a Minimum Bid Price Requirement compliance period of 180 days. As a result, since the Company has effected the 1-for-50 August Reverse Stock Split and the 1-for-35 November Reverse Split, if we subsequently fail to satisfy the Minimum Bid Price Requirement, Nasdaq will begin the process of delisting our common stock without providing a Minimum Bid Price Requirement compliance period. However, the Company would still be eligible to request a hearing before the Nasdaq Panel to present its plan for regaining and sustaining compliance with the Minimum Bid Price Requirement.

In addition to the Minimum Bid Price Requirement, Nasdaq Marketplace Rule 5550(b) requires listed companies to maintain $2.5 million of stockholders’ equity, a market value of listed securities of at least $35 million, or $500,000 of net income for the most recently completed fiscal year or for two of the three most recently completed fiscal years (the “Stockholders’ Equity Requirement”). If our stockholders’ equity falls below $2.5 million, we would not be in compliance with the Stockholders’ Equity Requirement and, at such time,  would expect to receive a delisting notice from Nasdaq, in which case we will file a Current Report on Form 8-K disclosing such notice.

If our common stock ceases to be listed for trading on the Nasdaq Capital Market, we would expect that our common stock would be traded on one of the three tiered marketplaces of the OTC Markets Group. If Nasdaq were to delist our common stock, it would be more difficult for our stockholders to dispose of our common stock and more difficult to obtain accurate price quotations on our common stock. Our ability to issue additional securities for financing or other purposes, or otherwise to arrange for any financing we may need in the future, may also be materially and adversely affected if our common stock or warrants are not listed on a national securities exchange.

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

Although our common stock is traded on the Nasdaq Capital Market, the volume of trading has historically been limited. Our average daily trading volume of our shares from January 1, 2024 to December 31, 2024 (on an adjusted basis taking into account the August Reverse Split and November Reverse Split) was approximately 98,294 shares. Thinly traded stock can be more volatile than stock trading in a more active public market. While we have made efforts to increase trading in our stock, we cannot predict the extent to which an active public market for our common stock will develop or be sustained. Therefore, a holder of our common stock who wishes to sell his or her shares may not be able to do so immediately or at an acceptable price.

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

We have not paid dividends in the past and have no plans to pay dividends for the foreseeable future.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

We have established procedures for evaluating, recognizing, and managing significant risks stemming from potential unauthorized events occurring on or through our electronic information systems. These procedures comprise an important part of our overall enterprise risk management system and are aimed at preventing, detecting, or mitigating data breaches, theft, misuse, unauthorized access, or any other security incidents or vulnerabilities affecting digitally stored data. Internally we have an Internet, Email and Computer Use Policy and all of our employees have been trained on the policy and related tools. Additionally, we employ processes to manage and identify risks arising from cybersecurity threats linked to supplier and customer relationships and our utilization of third-party technology and systems. Our operations involve collecting and storing information in cloud systems, such as Google Drive, and we rely on third-party providers, such as Google, whose systems may encounter interruptions and/or cybersecurity incidents.

We adhere to a risk management framework based on applicable laws and regulations to handle cybersecurity risks across our products, services, infrastructure and corporate assets. We regularly conduct risk assessments to gauge the effectiveness of our systems, identifying areas for improvement. These processes enable us to make informed, risk-based decisions and prioritize cybersecurity measures and risk mitigation strategies. Our risk mitigation efforts encompass a range of technical and operational actions. Our cybersecurity risk management program is supported by third-party information technologies and vendors, including Squarespace and Google Workspace, which assist us with information technology system monitoring, detection, and response support services.

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

Item 2. Properties

Our principal office is located at 3600 Green Court, Suite 350, Ann Arbor, Michigan 48105-1570. We lease approximately 6,315 square feet of office and light industrial/research space under a lease that is due to expire in March 2029. The rent is $15,278 per month through December 31, 2025 and $14,399 per month effective January 1, 2026, subject to moderate annual increases after 2026.

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

As of March 24, 2025, there were 24 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2024, other than as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the three months ended December 31, 2024.

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

Overview

We are developing a thermo-acoustic medical device designed specifically for accurate liver fat measurement for metabolic disease detection and management and GLP-1 drug eligibility and management. Our goal is to create the next-generation enhanced ultrasound technology platform designed to establish key biomarkers for metabolic diseases management and emerging GLP-1 therapies.

Our business model will primarily be a low barrier-to-entry, multi-year, subscription-based business model with monthly recurring revenue (MRR), while also offering a traditional product sale with annual upgrade and maintenance fees. These sales are expected to be made by a direct sales force to four markets:

1.

Pharmaceutical Companies and Clinical Research Organizations (“CROs”) - to assist them in the efficient screening & monitoring subjects for new GLP-1, NASH/MASH and Insulin Sensitizers clinical trials.

2.	High-End Primary Care Clinics - to assist them screening patients for obesity, diabetes and liver disease as well as monitor response to lifestyle changes and drug therapies.

3.	Bariatric and Metabolic Clinics - for obesity and other metabolic diseases detection and therapies response monitoring

4.	Primary & Internal Medicine at Large - to screen patients for obesity, diabetes and liver disease and monitor response to lifestyle change and drug therapy

Each of our solutions will require regulatory approvals before we are able to sell or license the application. Based on certain factors, such as the installed base of ultrasound systems, availability of other imaging technologies, such as CT and MRI, economic strength and applicable regulatory requirements, we intend to seek initial approval of our applications for sale in the European Union and the United States.

Financial Operations Overview

Revenue

No revenue has been generated by our TAEUS technology, which we have not commercially sold as of December 31, 2024.

Research and Development Expenses

Our research and development expenses primarily include wages, fees and equipment for the development of our TAEUS technology platform. Additionally, we incur certain costs associated with the protection of our products and inventions through a combination of patents, licenses, applications and disclosures. These costs and expenses include:

•

employee-related expenses, such as salaries, bonuses and benefits, consultant-related expenses such as consultant fees and bonuses, stock-based compensation, overhead related expenses and travel-related expenses for our research and development personnel;

•	expenses incurred under agreements with CROs, contract manufacturing organizations (“CMOs”) as well as consultants that support the implementation of our clinical and non-clinical studies;

•	manufacturing and packaging costs in connection with conducting clinical trials;

•	formulation, research and development expenses related to our TAEUS technology; and

•	costs for sponsored research.

We plan to incur research and development expenses for the foreseeable future as we expect to continue the development of TAEUS and pursue FDA approval. At this time, due to the inherently unpredictable nature of clinical development and regulatory approvals, we are unable to estimate with certainty the costs we will incur and the timelines we will require in our continued development efforts.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of headcount and consulting costs, and marketing and tradeshow expenses. Currently, our sales and marketing efforts are primarily business development - generating awareness through meetings with research institutions, our website and attendance of key industry meetings and conferences. As of December 31, 2024, we had a full-time sales engineer in France and a part-time, contracted, business development executive in Germany. Upon FDA approval, we will expand our sales & marketing efforts, primarily by adding a direct sales force and related expenses and costs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and related expenses for our management and personnel, and professional fees, such as for accounting, consulting and legal services. In 2024, general and administrative expenses also included a $2.4 million inventory reserve discussed further in Results of Operations.

Excluding this one-time charge, we anticipate that our general and administrative expenses will increase in the future as we support our continued research and development activities, expand our sales and marketing operations, and continue as a public company. These increases would likely include increased costs related to the hiring of personnel, including compensation and employee-related expenses, including stock-based compensation, and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate continued costs associated with being a public company, including expenses related to services associated with maintaining compliance with The Nasdaq Capital Market and SEC requirements, directors and officers insurance, increased legal and accounting costs and investor relations costs.

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

Management makes estimates that affect certain accounts including inventory reserve, deferred income tax assets, accrued expenses, fair value of equity instruments, warrant liability and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the period in which such adjustments are determined.

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other stock awards to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2025, the pool of shares issuable under the Omnibus Plan automatically increased by 178,033 shares from 1,738 shares to 179,474 shares. As of December 31, 2024, prior to such increase, there were 1,441 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Results of Operations

Years ended December 31, 2024 and 2023

Revenue

We had no revenue during the years ended December 31, 2024 and 2023.

Cost of Goods Sold

We had no cost of goods sold during the years ended December 31, 2024 and 2023.

Research and Development

Research and development expenses were $3,190,293 for the year ended December 31, 2024, as compared to $5,003,695 for the year ended December 31, 2023, a decrease of $1,813,402 or 36%. The costs include primarily wages, fees, consultants, contractors and equipment for the development of our TAEUS product line. Research and development expenses decreased from the prior year as we completed development of our initial TAEUS product and began focusing our spending on ensuring the clinical trials.

Sales and Marketing

Sales and marketing expenses were $571,040 for the year ended December 31, 2024, as compared to $820,554 for the year ended December 31, 2023, a decrease of $249,514, or 30%. The costs include primarily headcount and pre-selling activities for our TAEUS product line. Sales and marketing expenses decreased largely due to the reduction of Sales & Marketing personnel until the clinical trials are complete.

General and Administrative

Our general and administrative expenses for the year ended December 31, 2024 were $7,055,814, compared to $4,696,486 for the year ended December 31, 2023, an increase of $2,359,328, or 50%.

The primary driver of this increase was our inventory reserve.  In 2024, in connection with a strategic shift under the direction of our new management team, we determined that we needed to redesign  our TAEUS liver system to require less space, be simpler to use and be more cost effective.  As a result, we performed a thorough assessment of the valuation of inventory as of December 31, 2024 and determined to record a non-cash charge to reserve against all inventory, as it may not be usable in connection with our redesigned system.   This reserve totaled $2,525,179 as of December 31, 2024.  Our reserve was $138,045 as of December 31, 2023.

Also included in general and administrative expenses for the years ended December 31, 2024 and 2023 were wages and related expenses of $1,365,860 and $1,554,670, respectively, and professional fees of $2,177,046 and $1,980,464, respectively.

Other Expenses

Other expenses were $690,800 for the year ended December 31, 2024 primarily driven by non-cash warrant expense, changes in fair value of warrant liability and gain on settlement on warrant exercise.

For the year ended December 31, 2023, we had other income of $460,485 which was primarily the result of the Employer Retention Tax Credit for employee retention in 2021 and 2022

Net Loss

As a result of the foregoing, for the year ended December 31, 2024, we recorded a net loss of $11,507,947, compared to a net loss of $10,060,250 for the year ended December 31, 2023.

Near-Term Liquidity and Capital Resources

Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. As of December 31, 2024, we had an accumulated deficit of $103,438,099 and had $3,229,480 in cash. To date we have funded our operations through private and public sales of our securities and will need to raise additional funds in order to execute on our business plan, fully commercialize our TAEUS technology, and generate revenues. If we are unable to obtain adequate financing or financings in the near term on terms satisfactory to us, or at all, we may be forced to undertake additional measures, which may include delaying or reducing our product development programs and commercialization efforts, materially curtailing or eliminating our operations, selling or disposing of our rights or assets, pursuing sale or other strategic transactions, or undergoing restructuring or insolvency proceedings.

We need additional capital to allow us to continue to execute our clinical trials and commercialization plans through the 2025 and beyond. We are considering potential financing options that may be available to us, including sales of our common stock through our at-the-market sales program (the “ATM Program”) with Ascendiant Capital Markets, LLC. Except for the ATM Program, we have no commitments to obtain any additional funds, and there can be no assurance funds will be available in sufficient amounts or on acceptable terms. If we are unable to obtain sufficient additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The consolidated financial statements included in this Form 10-K have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2024, we incurred net losses of $11,507,947 and used cash in operations of $7,400,547. In light of our cash balance as of December 31, 2024, we will need to raise additional capital in order to fund operations through the next twelve months. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the year ended December 31, 2024, we used $7,400,547 of cash in operating activities primarily as a result of our net loss of $11,507,947, offset by a non-cash charge for inventory reserve of $2,387,134, share-based compensation of $571,924, the net effect of warrants of $799,284 (which includes warrant expense of $7,323,685, changes in fair value of warrant liability of ($3,447,737) and gain on settlement on warrant exercise of ($3,076,664)),  amortization of right of use assets of 159,683, depreciation expense of $46,489, fixed assets write-off of $8,808, and net changes in operating assets and liabilities of $134,079.

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

Investing Activities

During the year ended December 31, 2024, we used $16,000 in investing activities related to purchases of fixed assets, and received $3,204 in proceeds from sale of fixed assets.

During the year ended December 31, 2023, we used $33,844 in investing activities related to purchases of fixed assets, and received $9,163 in proceeds from sale of fixed assets.

Financing Activities

During the year ended December 31, 2024, our financing activities provided $1,148,470 in proceeds from issuances of common stock and warrants, $6,688,930 in proceeds from warrant issuances and exercises.  We also used $28,484 to repay a loan from TD Bank under the Canadian Emergency Business Account.

During the year ended December 31, 2023, our financing activities provided $6,483,393 in proceeds from issuances of common stock and warrants, $1,014,859 in proceeds from warrant exercises and $20,053 in proceeds from issuances of common stock warrants.

Long-Term Liquidity

We have not completed the commercialization of any of our TAEUS technology platform applications. We expect to continue to incur significant expenses for the foreseeable future. We anticipate that our expenses may increase as we:

•	advance the engineering design and development of our TAEUS technology;

•	acquire parts and build finished goods inventory of the TAEUS system;

•	complete regulatory filings required for marketing approval in the United States, including clinical studies to support our planned De Novo application with the FDA;

•	seek to hire a sales and marketing team to market and sell our products;

•	advance development of other applications; and

•

add operational, financial and management information systems and personnel, including personnel to support our product development, planned commercialization efforts and our operation as a public company.

It is possible that we will not achieve the progress that we expect because the actual costs and timing of completing the development and regulatory approvals for a new medical device are difficult to predict and are subject to substantial risks and delays. We have no committed external sources of funds except for the February 2024 ATM Agreement, the use of which is limited due to registration statement rules relating to public float. We do not expect that our existing cash will be sufficient for us to complete the commercialization of our TAEUS application or to complete the development of any other TAEUS application and we will need to raise additional capital for those purposes. As a result, we will need to finance our future cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the Risk Factors section of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Off-Balance Sheet Transactions

At December 31, 2024, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

ENDRA Life Sciences Inc.

December 31, 2024

RBSM LLP Houston Office: 7915 FM 1960 West, Ste. 220 Houston, Texas 77070 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ENDRA Life Sciences Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ENDRA Life Sciences Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and schedules (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024 and 2023 in conformity with accounting principles generally accepted in the United States of America.

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

RBSM LLP

7915 FM 1960 West, Ste. 220

Houston, Texas 77070

ENDRA Life Sciences Inc.

Consolidated Balance Sheets

	December 31,	December 31,
Assets	2024	2023
Current Assets
Cash	$3,229,480	$2,833,907
Prepaid expenses	204,185	198,905
Total Current Assets	3,433,665	3,032,812
Non-Current Assets
Inventory	-	2,622,865
Fixed assets, net	69,281	111,782
Right of use assets	578,013	354,091
Prepaid expenses, long term	365,417	626,610
Other assets	5,986	5,986
Total Assets	$4,452,362	$6,754,146

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$508,293	$700,754
Lease liabilities, current portion	96,937	173,857
Loans	-	28,484
Total Current Liabilities	605,230	903,095

Long Term Debt
Loans, long term	-	-
Lease liabilities	487,482	192,062
Warrant Liability	799,284	-
Total Long Term Debt	1,286,766	192,062

Total Liabilities	1,891,996	1,095,157

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized; 17.488 and 141.397 shares issued and outstanding, respectively	-	1
Series B Convertible Preferred Stock, $0.0001 par value; 1,000 shares authorized; no shares issued and outstanding	-	-
Series C Preferred Stock, $0.0001 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 20,000,000 shares authorized; 536,908 and 5,937 shares issued and outstanding, respectively	53	1
Additional paid in capital	105,998,412	97,583,906
Stock payable	-	5,233
Accumulated deficit	(103,438,099)	(91,930,152)
Total Stockholders’ Equity	2,560,366	5,658,989
Total Liabilities and Stockholders’ Equity	$4,452,362	$6,754,146

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Operating Expenses
Research and development	$3,190,293	$5,003,695
Sales and marketing	571,040	820,554
General and administrative	7,055,814	4,696,486
Total operating expenses	10,817,147	10,520,735

Operating loss	(10,817,147)	(10,520,735)

Other (expenses) income
Other income	108,484	460,485
Warrant expense	(7,323,685)
Changes in fair value of warrant liability	3,447,737
Gain on settlement of warrant exercise	3,076,664
Total other expenses	(690,800)	460,485

Loss from operations before income taxes	(11,507,947)	(10,060,250)

Provision for income taxes	-	-

Net Loss	$(11,507,947)	$(10,060,250)

Net loss per share – basic and diluted	$(56.94)	$(2,766.85)

Weighted average common shares – basic and diluted	202,106	3,636

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.

Consolidated Statements of Stockholders’ Equity

Year Ended December 31, 2023	Series A Convertible		Series B Convertible							Total
	Preferred Stock		Preferred Stock		Common stock		Additional		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Stock Payable	Deficit	Equity
Balance as of December 31, 2022	141.397	$1	-	$-	1,811	$-	$89,068,332	$6,073	$(81,869,902)	$7,204,504
Common stock issued for cash, net of funding costs	-	-	-	-	3,221	1	6,483,392	-	-	6,483,393
Common stock issued for warrant exercise	-	-	-	-	905	-	1,014,859	-	-	1,014,859
Warrants issued for cash, net of funding costs	-	-	-	-	-	-	20,053	-	-	20,053
Fair value of vested stock options	-	-	-	-	-	-	996,430	-	-	996,430
Stock payable towards preference dividend	-	-	-	-	-	-	840	(840)	-	-
Net loss	-	-	-	-	-	-	-	-	(10,060,250)	(10,060,250)
Balance as of December 31, 2023	141.397	$1	-	$-	5,937	$1	$97,583,906	$5,233	$(91,930,152)	$5,658,989

Year Ended December 31, 2024	Series A Convertible		Series B Convertible							Total
	Preferred Stock		Preferred Stock		Common stock		Additional		Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Stock Payable	Deficit	Equity
Balance as of December 31, 2023	141.397	$1	-	$-	5,937	$1	$97,583,906	$5,233	$(91,930,152)	$5,658,989
Preferred stock conversion to common stock	(123.909)	(1)	-	-	5	-	1	-	-	-
Common stock issued for cash	-	-	-	-	3,671	-	1,148,470	-	-	1,148,470
Common stock issued for warrant exercise	-	-	-	-	520,922	52	5,368,312	-	-	5,368,364
Common stock issued for cashless warrant exercise	-	-	-		6,327	-	1,320,567	-	-	1,320,567
Fair value of vested common stock	-	-	-	-	46	-	80,000	-	-	80,000
Fair value of vested stock options	-	-	-	-	-	-	491,924	-	-	491,924
Stock payable towards preference dividend	-	-	-	-	-	-	5,233	(5,233)	-	-
Net loss	-	-	-	-	-	-	-	-	(11,507,947)	(11,507,947)
Balance as of December 31, 2024	17.488	$-	-	$-	536,908	$53	$105,998,412	$-	$(103,438,099)	$2,560,366

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.

Consolidated Statements of Cash Flows

Cash Flows from Operating Activities	Year Ended December 31, 2024	Year Ended December 31, 2023
Net loss	$(11,507,947)	$(10,060,250)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46,489	123,726
Fixed assets write off	8,808	24,868
Inventory reserve	2,387,134	138,045
Stock compensation expense	571,924	996,430
Amortization of right of use assets	159,683	151,725
Warrant Expense	7,323,685
Changes in fair value of warrant liability	(3,447,737)
Gain or Loss on Settlement of warrant exercise	(3,076,664)
Changes in operating assets and liabilities:
Decrease in prepaid expenses	255,913	167,360
Decrease in inventory	235,731	(116,193)
Decrease in accounts payable and accrued liabilities	(198,867)	(822,258)
Decrease in lease liability	(158,698)	(152,228)
Net cash used in operating activities	(7,400,547)	(9,548,775)

Cash Flows from Investing Activities
Purchases of fixed assets	(16,000)	(33,884)
Proceeds from sale of fixed assets	3,204	9,163
Net cash used in investing activities	(12,796)	(24,721)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	1,148,470	6,483,393
Proceeds from warrant issuances and exercises	6,688,930	1,034,912
Repayment of loan	(28,484)
Net cash provided by financing activities	7,808,917	7,518,305

Net increase (decrease) in cash	395,573	(2,055,191)

Cash, beginning of period	2,833,907	4,889,098

Cash, end of period	$3,229,480	$2,833,907

Supplemental disclosures of cash items
Interest paid	$31,910	$44,985
Income tax paid	$-	$-

Supplemental disclosures of non-cash items
Stock dividend payable	$(5,233)	$840
Right of use asset	$578,013	$354,091
Lease liability	$584,419	$365,919
Cashless warrants	$3,076,664	$-

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2024 and 2023

Note 1 - Nature of the Business

ENDRA Life Sciences Inc. (“ENDRA” or the “Company”) is designing a medical device for accurate liver fat measurement for use in metabolic disease detection and management and GLP-1 drug eligibility and management in circumstances where other technologies are unavailable or impractical.

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

Management makes estimates that affect certain accounts including inventory reserve, deferred income tax assets, accrued expenses, fair value of equity instruments, fair value of warrant liability and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the period in which such adjustments are determined.

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

In 2024, The Company determined that it needed to redesign its system so that it requires less space, is simpler to use and is more cost effective. Based on this, the Company performed a thorough assessment of the valuation of inventory as of December 31, 2024 and reserved 100% of the inventory. This reserve totaled $2,525,179 as of December 31, 2024. Our reserve was 5% of inventory, or $138,045 as of December 31, 2023.

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

Leases

Accounting Standards Update (“ASU”) No. 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. At December 31, 2024 and 2023 the Company recorded a right of use asset of $578,013 and $354,091, respectively. At December 31, 2024 and 2023 the Company recorded a lease liability of $584,419 and $365,919, respectively.

Revenue Recognition

ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASC Topic 606”) provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. The updated guidance introduces a five-step model to achieve its core principle of the entity recognizing revenue to depict the transfer of goods or services to customers at an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the years ended December 31, 2024 and 2023, the Company incurred $3,190,293 and $5,003,695 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 180,986 and 788 potentially dilutive shares, which include outstanding common stock options, and warrants, as of December 31, 2024 and 2023, respectively.

	December 31, 2024	December 31, 2023
Options to purchase common stock	278	290
Warrants to purchase common stock	180,707	493
Shares issuable upon conversion of Series A Convertible Preferred Stock	1	5
Potential equivalent shares excluded	180,986	788

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

The carrying amounts of the Company’s financial assets and liabilities, including cash, accounts receivable, prepaid expenses, accounts payable, accrued expenses, and other current liabilities, approximate their fair values because of the short maturity of these instruments. The fair value of options and warrants is estimated using the Black-Scholes option pricing model or other appropriate valuation techniques. Key assumptions include expected volatility, risk-free interest rate, expected term, and dividend yield. These inputs are based on observable market data where available (Level 2) or, when necessary, management’s estimates (Level 3). Fair value measurements are reassessed at each reporting date, and any changes are reflected in the financial statements.

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other share-based awards to its employees, consultants and non-employee members of the board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. Effective January 1, 2025, the pool of shares issuable under the Omnibus Plan automatically increased by 178,033 shares from 1,738 shares to 179,771 shares.

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

Stock compensation expense recognized during the period is based on the value of share-based awards that were expected to vest during the period adjusted for estimated forfeitures. The estimated fair value of grants of stock options and warrants to non-employees of the Company is charged to expense, if applicable, in the financial statements. These options vest in the same manner as the employee options granted under the stock incentive plan as described above.  Accounting guidance requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has limited historical experience with forfeitures and were based on management’s estimates.

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to December 31, 2024 of $103,438,099. The Company had working capital of $2,828,435 as of December 31, 2024. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern and will require additional financing to fund its future planned operations, including research and development and commercialization of its products. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements for the year ended December 31, 2024 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of, or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

The Company considered recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 - Inventory

As of December 31, 2024 and 2023, inventory consisted of raw materials, subassemblies to be used in the assembly of TAEUS systems, and finished goods. As of December 31, 2024, the Company had no orders pending for the sale of a TAEUS system.

As of December 31, 2024 and 2023, the Company had recorded inventory reserves totaling $2,525,179 and $138,045, respectively.

As of December 31, 2024 and 2023, the Company had inventory valued at $0 and $2,622,865, respectively.

Note 4 - Fixed Assets

As of December 31, 2024 and 2023, fixed assets consisted of the following:

	December 31, 2024	December 31, 2023
Property, leasehold and capitalized software	$579,954	$587,030
TAEUS development and testing	125,151	125,151
Accumulated depreciation	(635,824)	(600,399)
Fixed assets, net	$69,281	$111,782

Depreciation expense for the years ended December 31, 2024 and 2023 was $46,489 and $123,726, respectively.

Note 5 - Accounts Payable and Accrued Liabilities

As of December 31, 2024 and 2023, current liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Accounts payable	$269,683	$360,401
Accrued payroll	63,140	150,293
Accrued bonuses	-	35,518
Accrued employee benefits	5,750	5,750
Insurance premium financing	169,720	148,792
Total	$508,293	$700,754

Note 6 - Bank Loans

Toronto-Dominion Bank Loan

On April 27, 2020, the Company entered into a commitment loan with TD Bank under the Canadian Emergency Business Account, in the principal aggregate amount of CAD 40,000, due and payable upon the expiration of the initial term on December 31, 2022, which was later extended to December 31, 2023. This note bears interest on the unpaid balance at the rate of zero percent (0%) per annum during the initial term. Under this note no interest payments are due until January 1, 2024. Under the conditions of the loan, twenty-five percent (25%) of the loan will be forgiven if seventy-five percent (75%) is repaid prior to the initial term date. As of December 31, 2023, the loan had a balance of CAD 40,000. The loan was fully repaid in 2024.

Note 7 - Capital Stock

Reverse Stock Splits

On August 16, 2024, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to its certificate of incorporation, which effectuated as of August 20, 2024 at 12:01 a.m. Eastern Time a reverse split of the Company’s common stock by a ratio of one-for-50 (the “August 2024 Reverse Stock Split”).

On November 4, 2024, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to its certificate of incorporation, which effectuated as of November 7, 2024 at 12:01 a.m. Eastern Time a reverse split of the Company’s common stock by a ratio of one-for-35 (the “November 2024 Reverse Stock Split”).

All per share amounts (including exercise prices) and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect both the August 2024 Reverse Stock Split and the November 2024 Reverse Stock Split.

The August 2024 Reverse Stock Split and the November 2024 Reverse Stock Split resulted in a proportionate adjustment to the per share conversion or exercise price and the number of shares of common stock issuable upon the conversion or exercise of outstanding preferred stock, stock options and warrants, as well as the number of shares of common stock eligible for issuance under the Omnibus Plan.

Capital Stock

At December 31, 2024, the authorized capital of the Company consisted of 30,000,000 shares of capital stock, comprised of 20,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”), 1,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”), 100,000 shares of its preferred stock as Series C Preferred Stock, and the remainder of the 9,889,000 preferred shares remain authorized but undesignated.

As of December 31, 2024, there were 536,908 shares of common stock (which excludes both the 69 unvested shares of restricted stock described in Note 8 below, the 1 share of common stock into which the outstanding shares of Series A Preferred Stock are convertible and does include 12,857 shares of common stock due to exercise of warrants), 17.488 shares of Series A Preferred Stock, and no shares of Series B Preferred Stock or Series C Preferred Stock issued and outstanding, and a stock payable balance of $0.

During the year ended December 31, 2024, the Company issued a total of 530,971 shares of its common stock, as follows:

Registered offering (described below):

•	3,490 shares of its common stock in return for aggregate net proceeds of $728,503 under the Placement Agreement;
•	31,666 shares of its common stock upon exercise of pre-funded warrants for aggregate net proceeds of $6,609,831 under the Placement Agreement (includes net proceeds from sale and exercise of pre-funded warrants);

Other issuances:

•	68 shares of its common stock upon warrant exercises for aggregate net proceeds of $77,419;
•	181 shares of its common stock in return for aggregate net proceeds of $419,967 under the June 2021 ATM Agreement;
•	5 shares of its common stock upon conversion of 123.909 shares of its Series A Preferred Stock; and
•	46 shares of the previously issued restricted common stock vested. The shares were issued for services and valued at $80,000.
•	39 shares of common stock issued as beneficial round up shares as a result of our reverse stock splits

Series B warrant exercises:

•	495,476 shares of its common stock upon cashless exercise of Series B Warrants

During the year ended December 31, 2023, the Company issued a total of 4,126 shares of its common stock, as follows:

•	2,464 shares of its common stock in return for aggregate net proceeds of $4,712,750 in a registered underwritten offering that closed on May 2, 2023;
•	757 shares of its common stock in return for aggregate net proceeds of $1,770,643 under the June 2021 ATM Agreement;
•	905 upon warrant exercises for an aggregate net proceeds of $1,014,859.

Registered Offering

On June 4, 2024, the Company entered into a placement agency agreement (the “Placement Agreement”) with Craig-Hallum Capital Group LLC (the “Placement Agent”) pursuant to which the Placement Agent served, on a best efforts basis, in connection with the issuance and sale (the “Offering”) of 3,490 shares of common stock and 31,674 pre-funded warrants to purchase up to an aggregate of 31,666 shares of common stock (the “pre-funded warrants”), together with Series A warrants to purchase up to an aggregate of 178,255 shares of common stock (the “Series A Warrants”) and Series B warrants to purchase up to an aggregate of 178,255 shares of common stock (the “Series B Warrants” and, together with the Series A Warrants, the “Series Warrants”). The common stock, pre-funded warrants and Series Warrants were sold in a fixed combination, with each share of common stock or pre-funded warrant accompanied by a Series A Warrant to purchase one share of common stock and a Series B Warrant to purchase one share of common stock. In connection with the Offering, the Company also issued to the Placement Agent warrants (“Placement Agent Warrants”) to purchase up to 1,758 shares of common stock. The Offering closed on June 5, 2024. The purchase price of each share of common stock and accompanying Series Warrants was $227.50 and the purchase price of each pre-funded warrant and accompanying common warrants was $227.325.

The Company received net proceeds from the Offering, after deducting offering expenses payable by the Company, of $7,338,333.

The Offering was made pursuant to the Company’s registration statement on Form S-1 (File No. 333-278842), declared effective by the SEC on June 4, 2024.

The Series Warrants were first exercised in connection with effectiveness of the amendment to the Company’s certificate of incorporation filed for the August 2024 Reverse Stock Split (the “Initial Exercise Date”). Each Series A Warrant will expire five years from the Initial Exercise Date. Each Series B Warrant will expire two and one-half years from the Initial Exercise Date.

In addition, the Series Warrants include a provision that resets their respective exercise prices in the event of a reverse split of the Company’s common stock to a price equal to the lesser of (i) the then current exercise price and (ii) lowest volume weighted average price (“VWAP”) during the period commencing five trading days immediately preceding and the five trading days commencing on the date the Company effects a reverse stock split, (such lower price, the “Floor Price”), provided that such Floor Price shall not be lower than $0.0434 (subject to adjustment for reverse and forward splits, recapitalizations and similar transactions), with a proportionate adjustment to the number of shares underlying the Series Warrants. The effect of the Company’s August 2024 and November 2024 reverse splits are that the number of shares underlying the Series A Warrants and Series B Warrants totaled 178,255 each.

Subject to certain exceptions, the Series A Warrants provide for an adjustment to the exercise price and number of shares underlying the Series A Warrants upon the Company’s issuance of Common Stock or Common Stock equivalents at a price per share that is less than the exercise price of the Series A Warrants, provided that such adjusted price shall be no less than $75.95.

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

Pursuant to the Placement Agreement, in addition to the Placement Agent Warrants described above, the Company paid the Placement Agent a cash placement fee equal to 7.0% of the aggregate gross proceeds raised in the Offering. The Company reimbursed expenses of the Placement Agent in connection with the Offering, including but not limited to legal fees, of $100,000. The Placement Agent Warrants have an expiration date of three and one- half years from the Initial Exercise Date and were immediately exercisable upon issuance.

The Company has agreed, subject to certain exceptions, not to effect any issuance of Common Stock or securities convertible into Common Stock involving a Variable Rate Transaction, as defined in the Placement Agreement, for a period commencing on the date of the Placement Agreement until 180 days following the closing of the Offering.

At-the-Market Equity Offering Programs

On June 21, 2021, the Company entered into the At-The-Market Issuance Sales Agreement with Ascendiant (the “June 2021 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $20.0 million, from time to time, through an “at-the-market” equity offering program under which Ascendiant acts as sales agent. Prior to its replacement by the February 2024 ATM Agreement (as defined below), under the June 2021 ATM Agreement the Company issued an aggregate of 1,547 shares of common stock in return for net proceeds of $11,407,240, resulting in $354,527 of compensation paid to Ascendiant. On February 14, 2024, the Company entered into a new At-The-Market Issuance Sales Agreement with Ascendiant (the “February 2024 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $6.2 million, which replaced the June 2021 ATM Agreement. As of December 31, 2024, the Company had not sold any shares under the February 2024 ATM Agreement.

Note 8 - Common Stock Options and Restricted Stock

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the Omnibus Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. The aggregate fair value of these stock options granted by the Company during the year ended December 31, 2024 was determined to be $77,418 using the Black-Scholes-Merton option-pricing model based on the following assumptions: (i) volatility rate of 107% to 111%, (ii) discount rate of 0%, (iii) zero expected dividend yield, (iv) risk free rate of 3.93% to 4.21%, (v) price of $1,977.50 to $2,782.50, and (vi) expected life of 8-10 years.  A summary of option activity under the Company’s Omnibus Plan as of December 31, 2024, and changes during the year then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2023	290	$33,685.41	7.25
Granted	27	3,710.00	7.00
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(39)	9,861.03	-
Balance outstanding at December 31, 2024	278	$30,628.90	5.35
Exercisable at December 31, 2024	185	$41,864.73	4.23

Restricted Common Stock

On November 30, 2023, the Company issued 115 shares of restricted common stock (the “Restricted Stock”) of the Company to PatentVest, Inc. (“PatentVest”) pursuant to a Restricted Stock Agreement and Consulting Services Agreement, each with PatentVest, in exchange for certain services related to the Company’s patent portfolio. The fair value of the Restricted Stock was determined to be $200,485 using the market price of the stock on the date of the issuance. The Restricted Stock is subject to a vesting schedule pursuant to the Restricted Stock Agreement and the shares may not be sold, assigned, transferred, pledged, hypothecated, disposed of or otherwise encumbered prior to becoming vested. During the year ended December 31, 2024, the Company recorded as vested 46 shares valued at $80,000. The Restricted Stock is subject to a vesting schedule pursuant to the Restricted Stock Agreement and the shares may not be sold, assigned, transferred, pledged, hypothecated, disposed of or otherwise encumbered prior to becoming vested.

Note 9 - Common Stock Warrants

As described above in “Registered Offering” (Note 7), the Company issued 31,674 pre-funded warrants to purchase up to an aggregate of 31,666 shares of common stock (the “pre-funded warrants”), together with Series A Warrants to purchase up to an aggregate of 178,255 shares of common stock and Series B Warrants to purchase up to an aggregate of 178,255 shares of common stock.

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

Warrant Exercises

On May 2, 2023, the Company conducted a registered offering in which the Company issued 1,232 warrants to purchase shares of common stock for an exercise price per share equal to $2,450. The warrants expire May 2, 2028. In December 2023, the Board approved a temporary reduction of the exercise price per share from $2,450 to $1,225. The Company also issued to the underwriter and its designees warrants exercisable for an aggregate of 172 shares of common stock for an exercise price per share equal to $2,625. The warrants expire November 2, 2026. During the year ended December 31, 2024, the Company issued a total of 67 shares of its common stock upon warrant exercises for aggregate net proceeds of $83,233.

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

Between August 19, 2024 and December 31, 2024, the Company issued a total of 495,476 shares of its common stock upon the alternate cashless exercise of 177,987 Series B Warrants.

The following table summarizes all stock warrant activity of the Company for the year ended December 31, 2024:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Balance outstanding at December 31, 2023	493	$2,758.09	3.80
Issued	389,937	89.95	3.20
Exercised	(209,723)	99.58	2.01
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding at December 31, 2024	180,707	$85.38	4.58
Exercisable at December 31, 2024	180,707	$85.38	4.58

Common Stock Warrants

As described above in “Registered Offering” (Note 7), the Company issued 178,255 Series A Warrants and 178,255 Series B Warrants. The Company accounts for the 356,510 warrants, in the aggregate, in accordance with the guidance in ASC 815 “Derivative and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the warrant instruments as a liability at fair value and adjusts the instruments to fair value each period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. During the year ending December 31, 2024, the Company recognized $7,323,685 as warrant liability expense and income from the change in fair value of warrant liability of $3,447,737 in the statement of operations. For the year ended December 31, 2024, the Company recognized $3,076,664 as gain on settlement for the exercise of warrants during the period, and $799,284 as a warrant liability as of December 31, 2024.

Series A Warrants

Each Series A Warrant entitles the holder to purchase one share of the Company’s common stock at $75.95 per share, subject to antidilution adjustments, and expires on August 19, 2029. In addition, if the Company sells or issues equity or an equity linked instrument for consideration per share less than the price equal to the exercise price then in effect, then the exercise price shall be reduced to an amount equal to the lower of (a) the new issuance price, or (b) the lowest VWAP during the five consecutive trading days immediately following the dilutive issuance. The reduced share price shall not be less than $75.95.  In addition, if there is a share price adjustment upon a split, reverse-split, share dividend, or share combination recapitalization, and the lowest VWAP during the preceding five trading days is less than the exercise price in effect (the “Event Market Price”), the then exercise price shall be reduced to the Event Market Price and the number of warrant issuable shall be increased such that the aggregate exercise price of the Series A Warrant on the issuance date then outstanding shall remain unchanged.  The reduced share price shall not be less than $75.95.

Series B Warrants

Each Series B Warrant entitles the holder to purchase one share of the Company’s common stock at $75.95 per share, subject to antidilution adjustments, and expires on February 18, 2027. In addition, if the Company sells or issues equity or an equity linked instrument for consideration per share less than the price equal to the exercise price then in effect, then the exercise price shall be reduced to an amount equal to the lower of (a) the new issuance price, or (b) the lowest VWAP during the five consecutive trading days immediately following the dilutive issuance. The reduced share price shall not be less than $75.95.  In addition, if there is a share price adjustment upon a split, reverse-split, share dividend, or share combination recapitalization, and the lowest VWAP during the preceding five trading days is less than the exercise price in effect (the “Event Market Price”), the then exercise price shall be reduced to the Event Market Price and the number of warrant issuable shall be increased such that the aggregate exercise price of the Series B Warrant on the issuance date then outstanding shall remain unchanged.  The reduced share price shall not be less than $75.95.

Alternative Cashless Exercise for Series B Warrants

The holders of the Series B Warrants may exercise their warrants at the alternative cashless exercise price of $1.75 per share. Also, upon cashless exercise, the holder receives three underlying common shares for each warrant exercised.

Redemption Right

The Series A and Series B Warrants may be redeemed at the option of the Company any time after (i) the VWAP has equal or exceeded $577.50 for ten consecutive trading days and (ii) the average daily trading volume for such days exceeded $150,000.

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

Measurement

The Company established the initial fair value for the warrant liability on August 20, 2024, the date the warrants were initially exercisable. Upon exercise, the instrument is marked to its fair value upon exercise, and the shares delivered are recorded at fair value in the Company’s statement of stockholders’ equity. The warrant liability was valued based on the following inputs for the Series A and Series B Warrants, respectively:

Input	August 20, 2024 (Initial Measurement)	December 31, 2024
Exercise price	$28.70 and $1.75	$28.70 and $1.75
Stock price	$ 23.10	$ 7.26
Volatility	122% and 145%	131% and 167%
Discount rate	3.70% and 3.90%	4.36%
Dividends	-	-
Expected life (years)	5 and 2.5	4.64

Note 10 - Related Party Transactions

On May 2, 2023, the Company conducted a registered offering in which the Company sold 48 shares of its common stock and 24 warrants to the Company’s director, Anthony DiGiandomenico, for cash at the public offering price, which was less than 5% of beneficial ownership in the Company.

On October 17, 2023, the Company entered into a consulting agreement with one of its directors, Alex Tokman, pursuant to which Mr. Tokman provided commercialization services. Under the terms of the agreement, Mr. Tokman was compensated at a rate of $150 per hour for his services.  On August 13, 2024, this agreement was replaced with an employment agreement as described in Note 11.

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

In September 2024 the Company began using IS Bookkeeping & Payroll which is a division of Impact Solve, LLC (dba Impact Solutions) an accounting and chief financial officer service firm.  As described below in note 11, the Company’s Chief Financial Officer works in a part-time capacity for the Company through Impact Solutions.  In 2024, IS Bookkeeping & Payroll provided human resources and payroll processing services to the Company totaling $18,693.

Note 11 - Commitments and Contingencies

Office Lease

Effective January 1, 2015, the Company entered into an office lease agreement with Green Court, LLC, a Michigan limited liability company, for approximately 3,657 rentable square feet of space, for the initial monthly rent of $5,986, which commenced on January 1, 2015 for an initial term of 60 months. On October 10, 2017, this lease was amended increasing the rentable square feet of space to 3,950 and the monthly rent to $7,798.

On March 15, 2021, the Company entered into an amendment to the lease, increasing the total rentable square feet to 7,198, increasing the initial monthly rent to $15,452 effective May 2021, and extending the term of the lease to December 31, 2025.

On December 1, 2024, the Company entered into an amendment to the lease, decreasing the total rentable square feet to 6,513, decreasing the initial monthly rent to $15,278 effective March 2025 (after three months of no rent) and extending the term of the lease to March 31, 2029.

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at December 31, 2024 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 4.2 years.

As of December 31, 2024, the maturities of operating lease liabilities are as follows:

Operating Lease
2025	152,784
2026 and beyond	579,966
Total	$732,750
Less: amount representing interest	(148,332)
Present value of future minimum lease payments	584,419
Less: current obligations under leases	(96,937)
Long-term lease obligations	$487,482

For the years ended December 31, 2024 and 2023, the Company incurred rent expenses of $203,265 and $218,815, respectively.

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

Richard Jacroux - On August 7, 2024, the Company’s Board of Directors appointed Richard Jacroux as Chief Financial Officer. Mr. Jacroux works in a part-time capacity for the Company through Impact Solve, LLC (dba Impact Solutions) an accounting and chief financial officer service firm. The Company pays Impact Solutions a base monthly fee of $8,650 plus expenses in respect of his services to the Company and any hours worked in excess of 20 hours per week are paid at a rate of $150 per hour

Litigation

From time to time the Company may become a party to litigation in the normal course of business. As of December 31, 2024, there were no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

Note 12 - Income Taxes

The components of earnings before income taxes for the years ended December 31, 2024 and 2023 were as follows:

	For the Years Ended December 31,
Income (loss) before income taxes	2024	2023

Domestic	(10,434,147)	(8,466,950)
Foreign	(1,073,700)	(1,593,300)
Total income (loss) before income taxes	$(11,507,947)	$(10,060,250)

Income tax provision (benefit) consists of the following for the years ended December 31, 2024 and 2023:

Income tax provision (benefit):	For the Years Ended December 31,
Current	2024	2023
Federal	-	-
State	-	-
Foreign	-	-
Total Current	-	-
Deferred
Federal	-	-
State	-	-
Foreign	-	-
Total Deferred	-	-

Total income tax provision (benefit)	$-	$-

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows:

Rate Reconciliation	For the Years Ended December 31,
	2024		2023
Expected tax at statutory rates	$(2,416,700)	21%	$(2,099,400)	21%
Permanent Differences	$(157,900)	1%	(83,000)	1%
State Income Tax, Net of Federal benefit	$(822,500)	7%	(448,100)	4%
State Rate Change-Federal Impact	$(42,300)	0%	-	0%
State Rate Change Adjustment	$201,300	-2%	-	0%
Foreign taxes at rate different than US Taxes	$(58,900)	1%	(33,800)	0%
Current Year Change in Valuation Allowance	$3,411,100	-30%	2,630,700	-26%
Prior Year True-Ups	$(114,100)	1%	33,600	0%
Income tax provision (benefit)	$-	0%	$-	0%

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

Deferred Tax Assets/(Liabilities) Detail	For the Years Ended December 31,
	2024	2023
Deferred Tax Assets (Liabilities):
Stock Based Compensation	$1,546,400	1,406,400
Accrued Bonus	$17,100	63,300
Accrued Expenses	$36,000	-
Depreciation	$900	(7,800
ROU (Asset)	$(148,800)	(92,600)
ROU Liability	$150,400	95,700
Capitalized R&D	$1,967,800	1,960,100
R&D Credit	$29,800	29,800
Net Operating Losses (US)	$19,647,500	16,665,000
Net Operating Losses (Foreign)	$1,327,000	1,042,600
Net deferred tax assets (liabilities)	24,573,700	21,162,500
Valuation allowance	(24,573,700)	21,162,500
Net deferred tax assets (liabilities)	$-	-

The domestic U.S. net operating loss carryforward increased from $62,032,405 at December 31, 2023 to $72,521,129 at December 31, 2024. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2024 and 2023, due to the uncertainty of realizing the deferred income tax assets. Out of the $72,521,129 net operating losses carry forward, $16,012,698 will begin to expire in 2028 and $56,508,431 will have an indefinite life. The Company’s Total State net operating losses also increased from $74,926,792 at December 31,2023 to $84,972,922 at December 31, 2024. The State net operating losses will began to expire in 2028. There are also net operating losses from Canada, France, Germany, Netherlands and UK total to 5,498,797 as of December 31, 2024.

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. U.S. federal income tax returns for 2021 and after remain open to examination. We and our subsidiaries are also subject to income tax in multiple states and foreign jurisdictions. Generally, foreign income tax returns after 2021 remain open to examination. No income tax returns are currently under examination. As of December 31, 2024 and 2023, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2024 and 2023, there were no penalties or interest recorded in income tax expense.

Note 13 – Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision making group, in deciding how to allocate resources in assessing performance. The Company has one reportable segment: biotech. The biotech segment consists of the development of clinical and preclinical product candidates for the development of the Company’s proprietary new enhanced thermoacoustic technology platform. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

The accounting policies of the biotech segment are the same as those described in the summary of significant accounting policies. The CODM assesses performance for the biotech segment based on net loss, which is reported on the income statement as consolidated net loss. The measure of segment assets is reported on the balance sheet as total consolidated assets.

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval.

As such, the CODM uses cash forecast models in deciding how to invest into the biotech segment. Such cash forecast models are reviewed to assess the entity-wide operating results and performance. Net loss is used to monitor budget versus actual results. Monitoring budgeted versus actual results is used in assessing performance of the segment and in establishing management’s compensation, along with cash forecast models.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024, and 2023:

	Year Ended	Year Ended
	December 31,	December 31,
	2024	2023
Operating Expenses
Research and development	$3,190,293	$5,003,695
Sales and marketing	571,040	820,554
General and administrative	7,055,814	4,696,486
Total operating expenses	10,817,147	10,520,735

Operating loss	(10,817,147)	(10,520,735)
Other segment items (a)	(690,800)	460,485

Net loss	$(11,507,947)	$(10,060,250)

Reconciliation of net loss
Adjustments and reconciling items	-	-
Consolidated net loss	$(11,507,947)	$(10,060,250)

(a) Other segment items included in segment loss includes warrant expense, changes in warrant liability, gain on settlement of warrant liability and interest income.

Note 14 - Subsequent Events

The Company has evaluated events through, March 31, 2025, the filing date of this Annual Report on Form 10-K, and determined that, other than as disclosed below, no other events have occurred that would require adjustment to or disclosures in these consolidated financial statements.

Subsequent to the year ended December 31, 2024, the Company issued a total of 25,305 shares of its common stock in return for aggregate gross proceeds of $150,416 under the February 2024 ATM Agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, as described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness as of December 31, 2024: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting. Because of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2024.

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

As we are not an “accelerated filer” under SEC rules, we are not required to provide an auditor’s attestation of management’s assessment of internal control over financial reporting as of December 31, 2024.

Changes in Internal Control of Financial Reporting

During the three months ended December 31, 2024, except as described above under “Continuing Remediation Efforts,” there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of all of our executive officers and directors. Our officers are appointed by, and serve at the pleasure of, the board of directors.

Name	Age	Position
Alexander Tokman	63	Acting Chief Executive Officer and Chairman
Michael Thornton	56	Chief Technology Officer
Richard Jacroux	57	Chief Financial Officer
Louis J. Basenese	47	Director
Anthony DiGiandomenico	58	Director
Michael Harsh	70	Director

Biographical information with respect to our executive officers and directors is provided below. There are no family relationships between any of our executive officers or directors.

Alexander Tokman joined ENDRA’s Board of Directors in 2008 and was appointed as the Company’s acting Chief Executive Officer and Chairman of the Board of Directors on August 13, 2024. Mr. Tokman is a growth-driven executive with 24+ years of cross-functional leadership and P&L management experience centered around the development and commercialization of new technology products and services for Medical Device, Biotech, Consumer Electronics, AI and AgTech markets. He has a demonstrated track record in driving breakthrough revenue growth and valuations for start-ups, micro-caps and Fortune 100 companies and implementing improved strategies and operating mechanisms to accelerate business turnarounds.

Prior to his appointment as ENDRA’s acting Chief Executive Officer, he served as a President of a privately held AI/Computer Vision SaaS company and was a CEO-in-Residence at the Allen Institute for Artificial Intelligence (AI2). Mr. Tokman also currently serves as an independent board director for a technology company commercializing a dedicated breast CT imaging platform, and he’s on the board of the American Academy of Thermography, a non-profit organization focused on bringing novel infrared imaging applications for disease diagnosis. Prior to that, he successfully led an IoT technology microcap for over 12 years and spent over 10 years as an executive with GE Healthcare, where he led several global businesses and successful commercialization of multiple business segments, including PET/CT. Mr. Tokman received both undergraduate and graduate Engineering degrees from the University of Massachusetts.

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

Richard Jacroux was appointed Chief Financial Officer by the Board on August 7 2024, and serves as Principal Financial Officer and Principal Accounting Officer for the Company.  Mr. Jacroux has over 20 years of experience in financial management and accounting and began his career at Ernst & Young LLP. Prior to ENDRA, Mr Jacroux served as Chief Financial Officer of IUNU, Inc. and Buddy Platform, LTD.  In 2023 he founded Impact Solve, LLC (dba Impact Solutions), an accounting and fractional chief financial officer service firm.  He has also served as  an adjunct professor at the University of Washington for more than 5 years. Mr. Jacroux received a BA in business administration and accounting from the University of Washington, and an MBA from the Kellogg School of Management.

Louis J. Basenese joined our Board of Directors in April 2020. As of January 2025, Mr. Basenese is the Executive Vice President - Market Strategy at Prairie Operating Corp. Prior to that, Mr. Basenese served as President, Chief Market Strategist at Public Ventures, LLC, a registered broker-dealer, Member FINRA/SIPC, from June 2022 to January 2025. Previously, he was Founder and Chief Analyst of Disruptive Tech Research, LLC, an independent equity research and advisory firm focused exclusively on disruptive technology companies that has served the investment management community from June 2014 through September 2022. Since 2005, Mr. Basenese has also managed The Basenese Group, LLC, a consulting business focused on communications and business development for private and public small and microcap businesses.

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

Additionally, Mr. Harsh is a member of the boards of directors of Compute Health (NYSE: CPUH-UN), Imagion Biosystems (IBX.AX), and EmOpti, as well as a member of the Radiological Society of North America (RSNA), Research & Education Foundation Board of Trustees. He had previously served as a director for FloDesign Sonics until its acquisition by MilliporeSigma, a division of the Merck Group. He is also a McKinsey Senior Advisor and a consultant in the medical device industry.

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

Board Independence

The Board of Directors has determined that each of Mr. Basenese, Mr. DiGiandomenico, and Mr. Harsh is an independent director within the meaning of the director independence standards of The Nasdaq Stock Market (“Nasdaq”). Furthermore, the Board has determined that all of the members of the Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee are independent within the meaning of the director independence standards of Nasdaq and the rules of the SEC applicable to each such committee.

Committees

Audit Committee. Our Audit Committee consists of Mr. Basenese, Mr. DiGiandomenico, and Mr. Harsh. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of the Nasdaq director independence standards and applicable rules of the SEC for audit committee members. The Board of Directors has elected Mr. DiGiandomenico as Chairperson of the Audit Committee and has determined that he qualifies as an “audit committee financial expert” under the rules of the SEC. The Audit Committee is responsible for assisting the Board of Directors in fulfilling its oversight responsibilities with respect to financial reports and other financial information. The Audit Committee (1) reviews, monitors and reports to the Board of Directors on the adequacy of the Company’s financial reporting process and system of internal controls over financial reporting, (2) has the ultimate authority to select, evaluate and replace the independent auditor and is the ultimate authority to which the independent auditors are accountable, (3) in consultation with management, periodically reviews the adequacy of the Company’s disclosure controls and procedures and approves any significant changes thereto, (4) provides the audit committee report for inclusion in our proxy statement for our annual meeting of stockholders and (5) recommends, establishes and monitors procedures for the receipt, retention and treatment of complaints relating to accounting, internal accounting controls or auditing matters and the receipt of confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee met twice in 2024 as well as acted by written consent.

Compensation Committee. Our Compensation Committee presently consists of Mr. Basenese, Mr. DiGiandomenico, and Mr. Harsh, each of whom is a non-employee director as defined in Rule 16b-3 of the Exchange Act. The Board has also determined that each member of the Compensation Committee is also an independent director within the meaning of Nasdaq’s director independence standards. Mr. Basenese serves as Chairperson of the Compensation Committee. The Compensation Committee (1) discharges the responsibilities of the Board of Directors relating to the compensation of our directors and executive officers, (2) oversees the Company’s procedures for consideration and determination of executive and director compensation, and reviews and approves all executive compensation, and (3) administers and implements the Company’s incentive compensation plans and equity-based plans. The Compensation Committee did not meet separately from the board of directors in 2024 but acted by unanimous written consent.

Corporate Governance and Nominating Committee. Our Corporate Governance and Nominating Committee consists of Mr. Harsh and Mr. Basenese. The Board of Directors has determined that each member of the Corporate Governance and Nominating Committee is an independent director within the meaning of the Nasdaq director independence standards and applicable rules of the SEC. Mr. Harsh serves as Chairperson of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee (1) recommends to the Board of Directors persons to serve as members of the Board of Directors and as members of and chairpersons for the committees of the Board of Directors, (2) considers the recommendation of candidates to serve as directors submitted from the stockholders of the Company, (3) assists the Board of Directors in evaluating the performance of the Board of Directors and the Board committees, (4) advises the Board of Directors regarding the appropriate board leadership structure for the Company, (5) reviews and makes recommendations to the Board of Directors on corporate governance and (6) reviews the size and composition of the Board of Directors and recommends to the Board of Directors any changes it deems advisable. The Corporate Governance and Nominating Committee did not meet separately from the Board of Directors in 2024 but acted by written consent.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all such filings. Based solely on our review of the copies of the reports that we received and written representations that no other reports were required, we believe that our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements on a timely basis during 2024, other than Form 4 reports filed by each of Alexander Tokman, Anthony DiGiandomenico, Lou Basenese and Michael Harsh for reporting a grant of stock options on January 2, 2024, which were filed on February 23, 2024.

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable Nasdaq requirements.

Nasdaq Rule 5608 Clawback Policy

The Company has adopted an incentive-based compensation recovery policy as required by the rules of the Nasdaq Stock Market, which is filed as Exhibit 97 to this report.

Item 11. Executive Compensation

Our compensation philosophy is to offer our executive officers compensation and benefits that are competitive and meet our goals of attracting, retaining and motivating highly skilled management, which is necessary to achieve our financial and strategic objectives and create long-term value for our stockholders. We believe the levels of compensation we provide should be competitive, reasonable and appropriate for our business needs and circumstances. Our board of directors uses benchmark compensation studies in determining compensation elements and levels. The principal elements of our executive compensation program have to date included base salary, annual bonus opportunity and long-term equity compensation in the form of restricted stock units and stock options. We believe successful long-term Company performance is more critical to enhancing stockholder value than short-term results. For this reason and to conserve cash and better align the interests of management and our stockholders, we emphasize long-term performance-based equity compensation over base annual salaries.

The following table sets forth information concerning the compensation earned by the individual that served as our principal executive officer during 2024, our two most highly compensated executive officers other than the individual who served as our principal executive officer during 2024, and up to two additional individuals for whom disclosure would have been provided but for the fact that such individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “named executive officers”):

2024 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Option Awards ($) (1)		Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)(2)		Total ($)
Alexander Tokman	2024	114,231	954	(3)	-	100,000	(3)	215,185
Acting Chief Executive Officer (since August 13, 2024)
Francois Michelon	2024	202,126	-		-	112,524	(4)	314,650
Former Chief Executive Officer (until August 12, 2024)	2023	387,859	258,341		-	587		646,787
Michael Thornton (5)	2024	221,690	-		-	392		222,082
Chief Technology Officer	2023	278,851	252,734		-	392		531,977
Richard Jacroux	2024	95,900	-		-	-		95,900	(6)
Chief Financial Officer (since August 8, 2024)
Irina Pestrikova	2024	126,298	-		-	-		126,298
Former Senior Director, Finance (until August 8, 2024)	2023	185,000	29,724		-	-		214,724

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

(2)	Represents insurance premiums paid by the Company with respect to life insurance for the benefit of the named executive officer, unless footnoted otherwise.
(3)

Prior to appointment as Acting Chief Executive Officer, Mr. Tokman served on the Board and provided consulting services to the Company.  As a Board member, in January 2024, he was awarded an annual option grant to purchase 600 shares with a per share exercise price of $1.59.  This grant was subject to adjustment due to the Company’s August 2024 Reverse Stock Split and the November 2024 Reverse Stock Split.  After adjustment, this grant is for 1 share with a per share exercise price of $2,782.50.  The amount shown above, $954, indicates the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718.  Board fees and consulting fees paid to Mr. Tokman in 2024 total $25,000 and $75,000, respectively.

(4)	Comprised of severance payments and continued healthcare coverage to Mr. Michelon. See “Employment Agreements and Change of Control Arrangements” for more details on Mr. Michelon’s severance.
(5)	Mr. Thornton is paid in Canadian Dollars. This figure is calculated using an average exchange rate of 1.3702 Canadian Dollars to US Dollars.
(6)

The Company contracts with Impact Solve, LLC (dba Impact Solutions) for Mr. Jacroux’s services.  Mr. Jacroux began performing services for the Company prior to his appointment as Chief Financial Officer in March 2024 and was paid $36,600 for those services, which is included in the total above.  Does not include $18,693 of fees paid to IS Bookkeeping & Payroll, a division of Impact Solutions, of which Mr. Jacroux is the founder, in respect of services provided by employees of Impact Solutions other than Mr. Jacroux.

Employment Agreements and Change of Control Arrangements

The following is a summary of the employment arrangements with our named executive officers.

Alexander Tokman. Effective August 13, 2024, Mr. Tokman and the Company entered into an employment agreement, (the “Employment Agreement”). Mr. Tokman’s employment with the Company is “at will” and may be terminated by him or the Company at any time and for any reason. Pursuant to the Employment Agreement, Mr. Tokman will receive an annual base salary of $300,000, subject to adjustment at the Board’s discretion. Mr. Tokman is also eligible for an annual cash bonus based upon the achievement of performance-based objectives established by the Board of Directors.

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

Francois Michelon. On August 13, 2024, Mr Michelon stepped down as the Company’s Chief Executive Officer.  He and the Company entered into an Separation Agreement and Release, pursuant to which Mr. Michelon was entitled to a single cash payment of 4 months’ continuation of his then-current base salary and accrued vacation time, which was equal to $100,000, and up to 12 months of continued healthcare coverage, which ended in March 2025 and totaled $11,937, in consideration for a release of any and all claims he may have against the Company, its affiliates, and their respective representatives and other related parties.

Prior to that date, effective May 12, 2017, the Company entered into an amended and restated employment agreement with Francois Michelon, to be the Company’s Chief Executive Officer, which agreement was amended on December 27, 2019. Mr. Michelon’s employment with the Company is “at will” and may be terminated by him or the Company at any time and for any reason. Pursuant to the employment agreement, Mr. Michelon received an annual base salary that is subject to adjustment at the Board of Directors’ discretion. Effective January 1, 2022, the Compensation Committee increased Mr. Michelon’s annual salary to $423,000. In September 2023, Mr. Michelon agreed to a 30% reduction of his base salary received for the remainder of 2023 in order to preserve cash for the Company’s operations. Mr. Michelon was also eligible for an annual cash bonus based upon the achievement of performance-based objectives established by the Board of Directors.

If Mr. Michelon’s employment was terminated by the Company without cause (as defined in the 2016 Plan) or if Mr. Michelon resigned for good reason (as defined in the employment agreement), Mr. Michelon would be entitled to receive, subject to his execution of a standard release agreement, 12 months’ continuation of his current base salary and a lump sum payment equal to 12 months of continued healthcare coverage (or 24 months’ continuation of his current base salary and a lump sum payment equal to 24 months of continued healthcare coverage if such termination occurs within one year following a change in control).

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

Richard Jacroux. Effective August 8, 2024, Mr. Jacroux was appointed as Chief Financial Officer by the Board.  Mr. Jacroux works in a part-time capacity for the Company through Impact Solve, LLC (dba Impact Solutions) an accounting and chief financial officer service firm. The Company pays Impact Solutions a base monthly fee of $8,650 plus expenses in respect of his services to the Company, and hours worked in excess of 20 per week are paid at a rate of $150 per hour.

Irina Pestrikova. On August 8, 2024, Ms. Pestrikova stepped down as Senior Director, Finance, but continued to provide services from time-to-time for the Company to assist with the transition.  Prior to that, Ms. Pestrikova was employed by the Company pursuant to an Offer Letter by and between the Company and Ms. Pestrikova, dated as of June 9, 2021. Ms. Pestrikova’s employment was “at will” and may have been terminated by the Company at any time and for any reason. Ms. Pestrikova’s annual salary had been set by the Board at $185,000. Per the terms of her offer letter, Ms. Pestrikova was eligible to receive employee benefits plans including medical, dental, vision, and 401(k) plans.

Additionally, our executive officers (except for Mr. Jacroux) are eligible to participate in our health and welfare programs and 401(k) plan, and other benefit programs on the same basis as other employees.

Outstanding Equity Awards at 2024 Fiscal Year End

The following table provides information regarding equity awards held by the named executive officers as of December 31, 2024.

	Option Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Alexander Tokman	-			175,000	5/12/25
Acting Chief Financial Officer	-			173,250	1/2/26
	1			108,150	3/25/29
	-			92,400	4/5/31
	-			66,500	1/2/30
	2			31,500	12/11/29
	-			28,000	1/4/31
	-			25,900	1/3/32
	2	1	(3)	13,300	3/28/32
	1	4	(4)	7,035	1/30/33
	-			2,782.50	1/2/34

Francois Michelon	8	-		175,000	5/12/25
Former Chief Executive Officer (until August 13, 2024)	-	-		159,250	5/12/25
	3	-		78,750	12/13/26
	17	-		31,500	12/11/29
	1			92,400	4/5/31
	8			92,400	4/5/31
	13	-		13,300	3/28/32
	13			7,035	1/30/33
Michael Thornton	-	-		159,250	5/12/25
Chief Technology Officer	8	-		175,000	5/12/25
	3	-		78,750	12/13/26
	16	-		31,500	12/11/29
	1			92,400	4/5/31
	8			92,400	4/5/31
	12	7	(3)	13,300	3/28/32
	12	26	(4)	7,035	1/30/33
Richard Jacroux	-	-		-	-
Chief Financial Officer
Irina Pestrikova	-	-	(5)	78,050	2/5/31
Former Senior Director, Finance (until August 8, 2024)	2	-		73,850	6/18/31
	-	-		24,500	10/27/30
	-	1	(3)	13,300	3/28/32
	1	3	(4)	7,035	1/30/33

(1)	Represents unvested portion of stock option award which vests in three equal annual installments beginning on April 5, 2022.
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

Equity Compensation Plan Table

The following table presents information on the Company’s equity compensation plans as of December 31, 2024. All outstanding awards relate to our common stock.

Plan Category	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights (a)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	278	(1)	$30,628.90	1,459	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	278		$30,628.90	1,459

_________________

(1)	Consists of outstanding stock options exercisable for shares of common stock issued under the 2016 Plan.
(2)

As of January 1, 2025, as a result of an automatic increase to the pool of shares available for issuance under the 2016 Plan on such date, the number of shares available for future issuance under the 2016 Plan was 179,771 shares.

Director Compensation

Effective January 30, 2023, the Company adopted a non-employee director compensation policy (the “Compensation Policy”) pursuant to which each of our non-employee directors receives, upon his or her initial election to the Board of Directors, a stock option exercisable for 2,500 shares of common stock with a per share exercise price equal to the closing price of the common stock on the Nasdaq on the grant date. All such stock options vest in three equal annual installments beginning on the one-year anniversary of the grant date. Under the Compensation Policy, on the first trading day of each calendar year, each non-employee director is awarded a stock option exercisable for 600 shares of common stock, with a per share exercise price equal to the closing price of the common stock on the Nasdaq on the grant date, which becomes exercisable in three equal annual installments beginning on the first anniversary of the grant date. Additionally, pursuant to the Compensation Policy, each non-employee director is paid an annual cash retainer of $40,000, prorated for partial years of service and paid quarterly in arrears. The Company did not issue the annual stock option awards in January 2025 as the Board of Directors intends to update the Compensation Policy.

The following table sets forth information with respect to compensation earned by or awarded to each of our non-employee directors who served on the Board of Directors during the fiscal year ended December 31, 2024:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Anthony DiGiandomenico	40,000	954		40,954
Michael Harsh	40,000	954		40,954
Louis Basenese	40,000	954		40,954

(1)

In January 2024, members of the Board were awarded their annual option grant to purchase 600 shares with a per share exercise price of $1.59.  This grant was subject to adjustment due to the Company’s August 2024 Reverse Stock Split and the November 2024 Reverse Stock Split.  After adjustment, this grant is for 0.3429 shares with a per share exercise price of $2,782.50.  The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see Notes 2 and 8 to the audited financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The following table shows the number of shares subject to outstanding option awards held by each non-employee director as of December 31, 2024:

Name	Shares Subject to Outstanding Option Awards
Louis Basenese	7
Anthony DiGiandomenico	11
Michael Harsh	11

ENDRA Policy Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We have no practice or policy of coordinating or timing the release of the Company information around the grant date of our equity incentive awards, and we have not timed the disclosure of material non-public information for the purposes of affecting the value of executive compensation. During fiscal 2024, we did not grant any stock options (or similar awards) to any of our Named Executive Officers during any period beginning four business days before and ending one business day after the filing of any periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Form 8-K that disclosed any material non-public information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following tables set forth certain information regarding beneficial ownership of our voting stock as of March 24, 2025 by:

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

Beneficial ownership is determined in accordance with the rules of the SEC. The information does not necessarily indicate ownership for any other purpose. Under these rules, shares of stock which a person has the right to acquire (i.e., by the exercise of any option or warrant) within 60 days after March 24, 2025 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person. The applicable percentages of stock outstanding as of March 24, 2025 is based upon 562,213 shares of common stock and 17.488 shares of Series A Preferred Stock outstanding on that date.

Beneficial Ownership

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned	Shares of Series A Preferred Stock Beneficially Owned	Percentage of Series A Preferred Stock Beneficially Owned
Francois Michelon	66	(1)	*	-	-
Michael Thornton	99	(2)	*	-	-
Irina Pestrikova	5	(3)	*
Louis Basenese	7	(4)	*	-	-
Anthony DiGiandomenico	68	(5)	*	-	-
Michael Harsh	11	(6)	*	-	-
Alexander Tokman	14	(7)	*	-	-
Richard Jacroux	-
All directors and executive officers as a group (6 persons)	197		*	-	-
5% Stockholders:
Juan R. Rivero (8)				17.488	100%

* Less than one percent.

(1)	Consists of 3 share of common stock, 63 shares of common stock issuable upon the exercise of options that are presently exercisable within 60 days of March 24, 2025
(2)	Consists of 20 shares of common stock, 79 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 24, 2025.
(3)	Consists of 5 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 24, 2025.
(4)	Consists of 1 shares of common stock and 6 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 24, 2025.
(5)	Consists of 59 shares of common stock, 9 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 24, 2025.
(6)	Consists of 2 shares of common stock, 9 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 24, 2025.
(7)	Consists of 5 shares of common stock and 9 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 24, 2025.
(8)	Mr. Rivero’s address is 14521 Jockey Circle, N. Davie, FL 33330.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Policy for Review of Related Person Transactions

The Board of Directors has adopted a written policy with regard to related person transactions, which sets forth our procedures and standards for the review, approval or ratification of any transaction required to be reported in our filings with the SEC or in which one of our executive officers or directors has a direct or indirect material financial interest, with limited exceptions. Our policy is that the Corporate Governance and Nominating Committee shall review the material facts of all related person transactions (as defined in the related person transaction approval policy) and either approve or disapprove of the entry into any related person transaction. In the event that obtaining the advance approval of the Corporate Governance and Nominating Committee is not feasible, the Corporate Governance and Nominating Committee shall consider the related person transaction and, if the Corporate Governance and Nominating Committee determines it to be appropriate, may ratify the related person transaction. In determining whether to approve or ratify a related person transaction, the Corporate Governance and Nominating Committee will take into account, among other factors it deems appropriate, whether the related person transaction is on terms comparable to those available from an unaffiliated third-party under the same or similar circumstances and the extent of the related person’s interest in the transaction.

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

Other than as set forth below, since January 1, 2023, the Company has not participated in any such related party transaction.

On May 2, 2023, the Company conducted a public offering in which Anthony DiGiandomenico, a director of the Company, purchased 48 shares of the Company’s common stock and 24 warrants at the public offering price, for an aggregate purchase price of approximately $100,000.

On October 17, 2023, the Company entered into a consulting agreement with one of its directors, Alex Tokman, pursuant to which Mr. Tokman provided commercialization services. Under the terms of the agreement, Mr. Tokman was compensated at a rate of $150 per hour for his services. In 2024, the Company paid Mr. Tokman  $75,000 pursuant to the consulting agreement.  On August 13, 2024, the consulting agreement was terminated when Mr. Tokman entered into an employment agreement to become the Company’s Chief Executive Officer.

On March 24, 2024, the Company entered into an agreement for consulting services with Impact Solve, LLC (dba Impact Solutions), an accounting and chief financial officer service firm, owned by Richard Jacroux. Mr. Jacroux works in a part-time capacity for the Company through Impact Solutions. The Company pays Impact Solutions a base monthly fee of $8,650 plus expenses in respect of his services to the Company, and hours worked in excess of 20 per week are paid at a rate of $150 per hour.

Item 14. Principal Accountant Fees and Services

RBSM LLP (“RBSM”) audited our financial statements for the year ended December 31, 2024. The following table sets forth the aggregate fees billed or expected to be billed by RBSM for audit and non-audit services in 2024 and 2023, including “out-of-pocket” expenses incurred in rendering these services. The nature of the services provided for each category is described following the table.

Fee Category	2024	2023
Audit Fees (1)	$237,500	$161,488
Audit-Related Fees	‒	‒
Tax Fees (2)	-	$60,000
Total	$237,500	$221,448

_________________

(1)	Audit fees include fees for professional services rendered for the audit of our annual statements, quarterly reviews, consents and assistance with and review of documents filed with the SEC.

(2)	Tax fees include fees for professional services rendered for tax compliance, tax advice and tax planning.

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

3. Exhibits

The following is a list of exhibits filed as part of this Annual Report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporation by Reference
			Form	Exhibit	Filing Date
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company, as amended [Restated for SEC filing purposes only]	x
3.2	Amended and Restated Bylaws of the Company		S-1	3.4	12/06/16
4.1	Specimen Certificate representing shares of common stock of the Company		S-1	4.1	11/21/16
4.2	Certificate of Designations of Series A Convertible Preferred Stock		8-K	4.1	12/11/19
4.3	Form of Warrant issued in December 2019 Series A Convertible Preferred Stock Offering		8-K	4.2	12/11/19
4.4	Certificate of Designations of Series B Convertible Preferred Stock		8-K	4.1	12/26/19
4.5	Form of Warrant issued in December 2019 Series B Convertible Preferred Stock Offering		8-K	4.2	12/26/19
4.6	Certificate of Designations of Series C Preferred Stock		8-K	3.1	09/27/22
4.7	Form of Warrant issued in April 2023 Underwritten Public Offering		S-1	4.2	03/30/23
4.8	Form of Underwriter’s Warrant issued in April 2023 Underwritten Public Offering		S-1/A	4.3	04/18/23
4.9	Form of Warrant Agency Agreement		S-1	4.4	03/30/23
4.10	Form of Placement Agent Warrant		S-1	4.5	05/10/24
4.11	Form of Series A Warrant		S-1	4.2	05/31/24
4.12	Form of Series B Warrant		S-1	4.3	05/31/24
4.13	Form of Pre-Funded Warrant		S-1	4.4	05/10/24
4.14	Amendment to Series A Warrant		10-Q	3.8	08/14/24
4.15	Amendment to Series B Warrant		10-Q	3.9	08/14/24
4.16	Description of Securities		10-K	4.12	03/30/22
10.1	ENDRA Life Sciences Inc. 2016 Omnibus Incentive Plan*		S-1	10.4	12/06/16
10.2	First Amendment to ENDRA Life Sciences Inc. 2016 Omnibus Incentive Plan*		DEF 14A	Appx. A	05/10/18
10.3	Form of Stock Option Award under 2016 Omnibus Incentive Plan*		S-1	10.5	12/06/16

10.4	Form of Restricted Stock Unit Award under 2016 Omnibus Incentive Plan*		S-1	10.6	12/06/16
10.5	Non-Employee Director Compensation Policy, effective January 30, 2023*		10-K	10.6	03/16/23
10.6	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers*		S-1	10.8	11/21/16
10.7	Amended and Restated Employment Agreement, dated May 12, 2017, by and between the Company and Francois Michelon*		8-K	10.1	05/12/17
10.8	First Amendment to Employment Agreement, dated December 27, 2019, by and between the Company and Francois Michelon*		8-K	10.1	12/27/19
10.9	Separation Agreement and Release, dated as of August 12, 2024, by and between the Company and Francois Michelon*	x
10.10	Amended and Restated Employment Agreement, dated May 12, 2017, by and between the Company and Michael Thornton*		8-K	10.2	05/12/17
10.11	First Amendment to Employment Agreement, dated December 27, 2019, by and between the Company and Michael Thornton*		8-K	10.2	12/27/19
10.12	Services Agreement, dated March 25, 2024, between the Company and Impact Solve, LLC*	x
10.13	Employment Agreement, dated August 13, 2024, by and between the Company and Alexander Tokman*		10-Q	10.1	11/19/24
10.14	Gross Lease, dated January 1, 2015, between the Company and Green Court LLC		S-1	10.18	11/21/16
10.15	Amendment to Gross Lease, dated October 10, 2017, by and between the Company and Green Court LLC		10-Q	10.2	05/15/18
10.16	Second Amendment to Lease, dated March 15, 2021, by and between the Company and Green Court LLC		10-K	10.18	03/25/21
10.17	Third Amendment to Lease, dated December 1, 2024, by and between the Company and Green Court LLC	x
10.18	Consulting Agreement, dated October 17, 2023, by and between the Company and Alexander Tokman*		10-K	10.21	03/28/24
10.19	Offer Letter, dated June 9, 2021, by and between the Company and Irina Pestrikova*		10-K	10.22	03/28/24
19.1	ENDRA Life Sciences Inc. Insider Trading Policy	x
21.1	Subsidiaries of the Company		10-K	21.1	03/30/22
23.1	Consent of RBSM LLP, Independent Registered Public Accounting Firm (with respect to Forms S-3)	x
23.2	Consent of RBSM LLP, Independent Registered Public Accounting Firm (with respect to Forms S-8)	x
24.1	Power of Attorney (included on signature page)	x
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	x
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	x
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
97	Incentive-Based Compensation Recovery Policy		10-K	97	03/28/24
101.INS	XBRL Instance Document	x
101.SCH	XBRL Taxonomy Schema	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase	x
101.LAB	XBRL Taxonomy Extension Label Linkbase	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	x

________________

* Indicates management compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDRA Life Sciences Inc.

Dated: March 31, 2025	By:	/s/ Alexander Tokman
Alexander Tokman
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

POWER OF ATTORNEY AND SIGNATURES

We, the undersigned officers and directors of ENDRA Life Sciences Inc., hereby severally constitute and appoint each of Alexander Tokman and Richard Jacroux our true and lawful attorney, with full power to him to sign for us and in our names in the capacities indicated below, any amendments to this Annual Report on Form 10-K, and generally to do all things in our names and on our behalf in such capacities to enable ENDRA Life Sciences Inc. to comply with the provisions of the Securities Exchange Act of 1934, as amended, and all the requirements of the Securities Exchange Commission.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ Alexander Tokman	Acting Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	March 31, 2025
Alexander Tokman

/s/ Richard Jacroux	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2025
Richard Jacroux

/s/ Louis J. Basenese	Director	March 31 2025
Louis J. Basenese

/s/ Anthony DiGiandomenico	Director	March 31, 2025
Anthony DiGiandomenico

/s/ Michael Harsh	Director	March 31, 2025
Michael Harsh

