Form 10-K/A
period 2024-12-31
ENDRA Life Sciences Inc.
filed 2025-04-07
CIK 1681682

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment No. 1”) to the Annual Report on Form 10-K of ENDRA Life Sciences Inc. (the “Company”) for the year ended December 31, 2024, originally filed with the Securities and Exchange Commission on March 31, 2025 (the “Original Report”), is being filed solely to correct a typographical error in the report of RBSM LLP, the Company’s independent auditor for the fiscal year ended December 31, 2024 (the “Auditor’s Report”), relating to the date of the Auditor’s Report  and RBSM LLP’s PCAOB ID number, which were inadvertently omitted in the EDGAR preparation process. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the entire text of Item 8 of the Form 10-K is repeated in this Amendment No. 1. However, there have been no changes to the text of such item other than the addition of the date of the Auditor’s Report  and RBSM LLP’s PCAOB ID number.

The Company is including in this Amendment No. 1 currently dated certifications from its Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 and Exhibit 32.1, respectively. As a result, Item 15 “Exhibits and Financial Statement Schedules” has also been modified.

Except as expressly set forth above, this Amendment No. 1 speaks as of the filing date of the Original Report, and does not reflect events that may have occurred subsequent to that date, nor does it modify or update in any way disclosure made in the Original Report.

ENDRA LIFE SCIENCES INC.

2

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

ENDRA Life Sciences Inc.

December 31, 2024

3

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

Houston, TX

March 31, 2025

PCAOB ID Number 587

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

3. Exhibits

The following is a list of exhibits filed as part of this Annual Report:

Exhibit Number	Exhibit Description	Filed Herewith	Incorporation by Reference
			Form	Exhibit	Filing Date
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company, as amended [Restated for SEC filing purposes only]		10-K	3.1	03/31/25
3.2	Amended and Restated Bylaws of the Company		S-1	3.4	12/06/16
4.1	Specimen Certificate representing shares of common stock of the Company		S-1	4.1	11/21/16
4.2	Certificate of Designations of Series A Convertible Preferred Stock		8-K	4.1	12/11/19
4.3	Form of Warrant issued in December 2019 Series A Convertible Preferred Stock Offering		8-K	4.2	12/11/19
4.4	Certificate of Designations of Series B Convertible Preferred Stock		8-K	4.1	12/26/19
4.5	Form of Warrant issued in December 2019 Series B Convertible Preferred Stock Offering		8-K	4.2	12/26/19
4.6	Certificate of Designations of Series C Preferred Stock		8-K	3.1	09/27/22
4.7	Form of Warrant issued in April 2023 Underwritten Public Offering		S-1	4.2	03/30/23
4.8	Form of Underwriter’s Warrant issued in April 2023 Underwritten Public Offering		S-1/A	4.3	04/18/23
4.9	Form of Warrant Agency Agreement		S-1	4.4	03/30/23
4.10	Form of Placement Agent Warrant		S-1	4.5	05/10/24
4.11	Form of Series A Warrant		S-1	4.2	05/31/24
4.12	Form of Series B Warrant		S-1	4.3	05/31/24
4.13	Form of Pre-Funded Warrant		S-1	4.4	05/10/24
4.14	Amendment to Series A Warrant		10-Q	3.8	08/14/24
4.15	Amendment to Series B Warrant		10-Q	3.9	08/14/24
4.16	Description of Securities		10-K	4.12	03/30/22
10.1	ENDRA Life Sciences Inc. 2016 Omnibus Incentive Plan*		S-1	10.4	12/06/16
10.2	First Amendment to ENDRA Life Sciences Inc. 2016 Omnibus Incentive Plan*		DEF 14A	Appx. A	05/10/18
10.3	Form of Stock Option Award under 2016 Omnibus Incentive Plan*		S-1	10.5	12/06/16

4

10.4	Form of Restricted Stock Unit Award under 2016 Omnibus Incentive Plan*		S-1	10.6	12/06/16
10.5	Non-Employee Director Compensation Policy, effective January 30, 2023*		10-K	10.6	03/16/23
10.6	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers*		S-1	10.8	11/21/16
10.7	Amended and Restated Employment Agreement, dated May 12, 2017, by and between the Company and Francois Michelon*		8-K	10.1	05/12/17
10.8	First Amendment to Employment Agreement, dated December 27, 2019, by and between the Company and Francois Michelon*		8-K	10.1	12/27/19
10.9	Separation Agreement and Release, dated as of August 12, 2024, by and between the Company and Francois Michelon*		10-K	10-9	03/31/25
10.10	Amended and Restated Employment Agreement, dated May 12, 2017, by and between the Company and Michael Thornton*		8-K	10.2	05/12/17
10.11	First Amendment to Employment Agreement, dated December 27, 2019, by and between the Company and Michael Thornton*		8-K	10.2	12/27/19
10.12	Services Agreement, dated March 25, 2024, between the Company and Impact Solve, LLC*		10-K	10.12	03/31/25
10.13	Employment Agreement, dated August 13, 2024, by and between the Company and Alexander Tokman*		10-Q	10.1	11/19/24
10.14	Gross Lease, dated January 1, 2015, between the Company and Green Court LLC		S-1	10.18	11/21/16
10.15	Amendment to Gross Lease, dated October 10, 2017, by and between the Company and Green Court LLC		10-Q	10.2	05/15/18
10.16	Second Amendment to Lease, dated March 15, 2021, by and between the Company and Green Court LLC		10-K	10.18	03/25/21
10.17	Third Amendment to Lease, dated December 1, 2024, by and between the Company and Green Court LLC		10-K	10.17	03/31/25
10.18	Consulting Agreement, dated October 17, 2023, by and between the Company and Alexander Tokman*		10-K	10.21	03/28/24
10.19	Offer Letter, dated June 9, 2021, by and between the Company and Irina Pestrikova*		10-K	10.22	03/28/24
19.1	ENDRA Life Sciences Inc. Insider Trading Policy		10-K	19.1	03/31/25
21.1	Subsidiaries of the Company		10-K	21.1	03/30/22
23.1	Consent of RBSM LLP, Independent Registered Public Accounting Firm (with respect to Forms S-3)		10-K	23.1	03/31/25
23.2	Consent of RBSM LLP, Independent Registered Public Accounting Firm (with respect to Forms S-8)		10-K	23.2	03/31/25
24.1	Power of Attorney (included on signature page of Original Report)
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	x
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	x
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
97	Incentive-Based Compensation Recovery Policy		10-K	97	03/28/24
101.INS	XBRL Instance Document	x
101.SCH	XBRL Taxonomy Schema	x
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	x
101.DEF	XBRL Taxonomy Extension Definition Linkbase	x
101.LAB	XBRL Taxonomy Extension Label Linkbase	x
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	x

________________

* Indicates management compensatory plan, contract or arrangement.

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDRA Life Sciences Inc.

Dated: April 4, 2025	By:	/s/ Alexander Tokman
Alexander Tokman
Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)

6