Form 10-Q
period 2025-03-31
ENDRA Life Sciences Inc.
filed 2025-05-15
CIK 1681682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

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

As of May 15, 2025, there were 738,370 shares of our common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENDRA Life Sciences Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
Assets	2025	2024
Current Assets	(Unaudited)
Cash	$2,064,874	$3,229,480
Prepaid expenses	115,332	204,185
Total Current Assets	2,180,206	3,433,665
Non-Current Assets
Fixed assets, net	72,775	69,281
Right of use assets	546,216	578,013
Prepaid expenses, long term	365,417	365,417
Other assets	5,984	5,986
Total Assets	$3,170,598	$4,452,362

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$439,688	$508,293
Lease liabilities, current portion	126,097	96,937
Total Current Liabilities	565,785	605,230

Long Term Debt
Lease liabilities	461,206	487,482
Warrant Liability	390,722	799,284
Total Long Term Debt	851,928	1,286,766

Total Liabilities	1,417,713	1,891,996

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized; 17.488 and 17.488 shares issued and outstanding, respectively	-	-
Series B Convertible Preferred Stock, $0.0001 par value; 1,000 shares authorized; no shares issued and outstanding	-	-
Series C Preferred Stock, $0.0001 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 20,000,000 shares authorized; 562,213 and 536,908 shares issued and outstanding, respectively	55	53
Additional paid in capital	106,227,259	105,998,412
Stock payable	-	-
Accumulated deficit	(104,474,429)	(103,438,099)
Total Stockholders’ Equity	1,752,885	2,560,366
Total Liabilities and Stockholders’ Equity	$3,170,598	$4,452,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2024
Operating Expenses
Research and development	$528,685	$1,041,526
Sales and marketing	68,991	238,660
General and administrative	871,606	1,500,355
Total operating expenses	1,469,282	2,780,541

Operating loss	(1,469,282)	(2,780,541)

Other Expenses
Other income (expense)	24,390	4,841
Changes in fair value of warrant liability	408,562	-
Total other expenses	432,952	4,841

Loss from operations before income taxes	(1,036,330)	(2,775,700)

Provision for income taxes	-	-

Net Loss	$(1,036,330)	$(2,775,700)

Net loss per share – basic and diluted	$(1.86)	$(449.58)

Weighted average common shares – basic and diluted	557,582	6,174

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2024	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2023	141.397	$1	-	$-	5,937	$1	$97,583,906	$5,233	$(91,930,152)	$5,658,989
Preferred stock conversion to common stock	(106.421)	(1)	-	-	4	-	1	-	-	-
Common stock issued for cash	-	-	-	-	181	-	419,967	-	-	419,967
Common stock issued for warrant exercise	-	-	-	-	68	-	77,419	-	-	77,419
Fair value of vested common stock for services	-	-	-	-	46	-	80,000	-	-	80,000
Fair value of vested stock options	-	-	-	-	-	-	237,497	-	-	237,497
Stock payable toward preference dividend	-	-	-	-	-	-	4,932	(4,932)	-	-
Net loss	-	-	-	-	-	-	-	-	(2,775,700)	(2,775,700)
Balance as of March 31, 2024	34.976	$-	-	$-	6,236	$1	$98,403,722	$301	$(94,705,852)	$3,698,172

Three Months Ended March 31, 2025	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2024	17.488	$-	-	$-	536,908	$53	$105,998,412	$-	$(103,438,099)	$2,560,366
Fair value of vested common stock	-	-	-	-	25,305	2	145,801	-	-	145,803
Fair value of vested stock options	-	-	-	-	-	-	83,046	-	-	83,046
Stock payable towards preference dividend	-	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	-	(1,036,330)	(1,036,330)
Balance as of March 31, 2025	17.488	$-	-	$-	562,213	$55	$106,227,259	$-	$(104,474,429)	$1,752,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(1,036,330)	$(2,775,700)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,786	15,300
Fixed assets write off	-	8,808
Inventory reserve	-	142,733
Stock compensation expense	83,046	317,497
Amortization of right of use assets	31,797	40,376
Changes in fair value of warrant liability	(408,562)	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	88,854	42,609
Increase in inventory	-	(231,791)
Decrease in accounts payable and accrued liabilities	(68,604)	337,711
Decrease in lease liability	2,884	(41,855)
Net cash used in operating activities	(1,293,129)	(2,144,312)

Cash Flows from Investing Activities
Purchases of fixed assets	(17,280)	(27,000)
Proceeds from sale of fixed assets	-	3,204
Net cash used in investing activities	(17,280)	(23,796)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	145,803	419,967
Proceeds from warrant issuances and exercises	-	77,419
Repayment of loan	-	(28,484)
Net cash provided by financing activities	145,803	468,902

Net decrease in cash	(1,164,606)	(1,699,206)

Cash, beginning of period	3,229,480	2,833,907

Cash, end of period	$2,064,874	$1,134,701

Supplemental disclosures of cash items
Interest paid	$14,855	$8,801
Income tax paid	$-	$-

Supplemental disclosures of non-cash items
Stock dividend payable	$-	$(4,932)
Right of use asset	$546,216	$313,715
Lease liability	$587,303	$324,064

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2025 and 2024

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The balance sheet at March 31, 2025 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual financial statements for the twelve months ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025.

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

Inventory

The Company’s inventory is stated at the lower of cost or estimated net realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out method. The Company periodically determines whether a reserve should be taken for devaluation or obsolescence of inventory. The Company assessed its inventory at March 31, 2025 and the reserve remained at 100% of the inventory.  As of March 31, 2025 and December 31, 2024, the Company had recorded reserves of $2,525,179.  As of March 31, 2025 and December 31, 2024, the Company had inventory valued at $0.

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

Leases

Accounting Standards Update (“ASU”) No. 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. At March 31, 2025 and December 31, 2024 the Company recorded a right of use asset of $546,216 and $578,013, respectively. At March 31, 2025 and December 31, 2024 the Company recorded a lease liability of $587,303 and $584,419, respectively.

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the three months ended March 31, 2025 and 2024, the Company incurred $528,685 and $1,041,526 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 180,983 and 180,986 potentially dilutive shares, which include outstanding common stock options, and warrants, as of March 31, 2025 and December 31, 2024, respectively.

	March 31, 2025	December 31, 2024
Options to purchase common stock	275	278
Warrants to purchase common stock	180,707	180,707
Shares issuable upon conversion of Series A Convertible Preferred Stock	1	1
Potential equivalent shares excluded	180,983	180,986

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to March 31, 2025 of $104,474,429. The Company had working capital of $1,614,421 as of March 31, 2025. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern and will require additional financing to fund its future planned operations, including research and development and commercialization of its products. These matters raise substantial doubt about the Company’s ability to continue as going concern. The accompanying financial statements for the three months ended March 31, 2025 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of, or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

The Company considered recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 - Inventory

As of March 31, 2025 and December 31, 2024, inventory consisted of raw materials, subassemblies to be used in the assembly of TAEUS systems, and finished goods. As of March 31, 2025, the Company had no orders pending for the sale of a TAEUS system.

As of March 31, 2025 and December 31, 2024, the Company had recorded reserves of $2,525,179. As of March 31, 2025 and December 31, 2024, the Company had inventory valued at $0.

Note 4 - Fixed Assets

As of March 31, 2025 and December 31, 2024, fixed assets consisted of the following:

	March 31, 2025	December 31, 2024
Property, leasehold and capitalized software	$597,235	$579,954
TAEUS development and testing	125,150	125,151
Accumulated depreciation	(649,610)	(635,824)
Fixed assets, net	$72,775	$69,281

Depreciation expense for the three months ended March 31, 2025 and March 31, 2024 was $13,786 and $15,300, respectively.

Note 5 - Accounts Payable and Accrued Liabilities

As of March 31, 2025 and December 31, 2024, current liabilities consisted of the following:

	March 31, 2025	December 31, 2024
Accounts payable	$223,595	$269,683
Payroll accrual	116,163	63,140
Accrued employee benefits	-	5,750
Accrued expenses	99,930	169,720
Total	$439,688	$508,293

Note 6 - Bank Loans

Toronto-Dominion Bank Loan

On April 27, 2020, the Company entered into a commitment loan with TD Bank under the Canadian Emergency Business Account, in the principal aggregate amount of CAD 40,000, due and payable upon the expiration of the initial term mon December 31, 2022 which was later extended to December 31, 2023. This note bears interest on the unpaid balance at the rate of zero percent (0%) per annum during the initial term. Under this note no interest payments were due until January 1, 2024. Under the conditions of the loan, twenty-five percent (25%) of the loan will be forgiven if seventy-five percent (75%) is repaid prior to the initial term date. During the three months ended March 31, 2024, the loan was repaid in full.

Note 7 - Capital Stock

Capital Stock

At March 31, 2025, the authorized capital of the Company consisted of 30,000,000 shares of capital stock, comprised of 20,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”), 1,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”), 100,000 shares of its preferred stock as Series C Preferred Stock, and the remainder of the 9,889,000 preferred shares remain authorized but undesignated.

As of March 31, 2025, there were 562,213 shares of common stock outstanding (which excludes 69 unvested shares of restricted stock described in Note 8 below and 24,695 shares issued by the Company pursuant to the February 2024 ATM Agreement (as defined below) and includes the conversion of Series A Preferred Stock into 1 share of common stock and 12,857 shares of common stock due to exercise of warrants), 17.488 shares of Series A Preferred Stock, and no shares of Series B Preferred Stock or Series C Preferred Stock issued and outstanding, and a stock payable balance of $0.

During the three months ended March 31, 2025, the Company issued a total of 25,305 shares of its common stock under the February 2024 ATM Agreement in return for aggregate net proceeds of $145,803, which takes into account $4,641 in compensation paid to Ascendiant Capital Markets, LLC (“Ascendiant”) in its role as Sales Agent under the February 2024 ATM Agreement.

At-the-Market Equity Offering Programs

On February 14, 2024, the Company entered into a new At-The-Market Issuance Sales Agreement with Ascendiant (the “February 2024 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $6.2 million, which replaced the Company’s prior At-The-Market Issuance Sales Agreement. Under the February 2024 ATM Agreement, as of March 31, 2025, the Company has issued a total of 25,305 shares of its common stock in return for aggregate net proceeds of $145,803, resulting in $4,641 of compensation paid to Ascendiant.

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

Note 8 - Common Stock Options and Restricted Stock

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the Omnibus Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. There were no issuances of stock options in the quarter ended March 31, 2025. A summary of option activity under the Company’s Omnibus Plan as of March 31, 2025, and changes during the quarter then ended, is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)
Balance outstanding at December 31, 2024	278	$30,628.90	5.35
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(3)	11,211.67	-
Balance outstanding at March 31, 2025	275	$30,840.73	5.16
Exercisable at March 31, 2025	236	$34,731.35	4.72

Restricted Common Stock

On November 30, 2023, the Company issued 115 shares of restricted common stock (the “Restricted Stock”) of the Company to PatentVest, Inc. (“PatentVest”) pursuant to a Restricted Stock Agreement and Consulting Services Agreement, each with PatentVest, in exchange for certain services related to the Company’s patent portfolio.  The fair value of the Restricted Stock was determined to be $200,485 using the market price of the stock on the date of the issuance. The Restricted Stock is subject to a vesting schedule pursuant to the Restricted Stock Agreement and the shares may not be sold, assigned, transferred, pledged, hypothecated, disposed of or otherwise encumbered prior to becoming vested. During the three months ended March 31, 2024, the Company recorded as vested 46 shares valued at $80,000. The Restricted Stock is subject to a vesting schedule pursuant to the Restricted Stock Agreement and the shares may not be sold, assigned, transferred, pledged, hypothecated, disposed of or otherwise encumbered prior to becoming vested. No services were provided by PatentVest, Inc. in the quarter ended March 31, 2025.

Note 9 - Common Stock Warrants

In June 2024, as part of a registered offering, the Company issued pre-funded warrants to purchase up to an aggregate of 31,666 shares of common stock (the “pre-funded warrants”), together with Series A Warrants to purchase up to an aggregate of 178,255 shares of common stock and Series B Warrants (together with the Series A Warrants, the “Series Warrants”) to purchase up to an aggregate of 178,255 shares of common stock.

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

Warrant Exercises

On May 2, 2023, the Company conducted a registered offering in which the Company issued 1,232 warrants to purchase shares of common stock for an exercise price per share equal to $2,450. The warrants expire May 2, 2028. In December 2023, the Board approved a temporary reduction of the exercise price per share from $2,450 to $1,225. The Company also issued to the underwriter and its designees warrants exercisable for an aggregate of 172 shares of common stock for an exercise price per share equal to $2,625. The warrants expire November 2, 2026. During the three months ended March 31, 2025, no warrants were exercised.

The following table summarizes all warrant activity of the Company for the three months ended March 31, 2025:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Contractual Term (Years)
Balance outstanding at December 31, 2024	180,707	$85.38	4.58
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding at March 31, 2025	180,707	$85.38	4.34
Exercisable at March 31, 2025	180,707	$85.38	4.34

Common Stock Warrants

In June 2024, as part of a registered offering, the Company issued 178,255 Series A Warrants and 178,255 Series B Warrants. The Company accounts for the 356,510 warrants, in the aggregate, in accordance with the guidance in ASC 815 “Derivative and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the warrant instruments as a liability at fair value and adjusts the instruments to fair value each period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. During the three months ended March 31, 2025, the Company recognized income from the change in fair value of warrant liability of $408,562 in the statement of operations. As of March 31, 2025, the Company recognized $390,722 as a warrant liability.

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

Input	March 31, 2025	December 31, 2024
Exercise Price	$75.95	$28.70 and $1.75
Stock Price	$4.10	$7.26
Volatility	135% and 168%	131% and 167%
Discount Rate	3.94% and 3.91%	4.36%
Expected Dividend	-	-
Expected Life (Years)	4.39 and 1.89	4.64

Note 10 - Related Party Transactions

In September 2024, the Company began using IS Bookkeeping & Payroll, which is a division of Impact Solve, LLC (dba Impact Solutions), an accounting and chief financial officer service firm. The Company’s Chief Financial Officer works in a part-time capacity for the Company through Impact Solutions. In the first quarter of 2025, Impact Solutions and IS Bookkeeping & Payroll provided services to the Company totaling $35,926 and $13,260, respectively.

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at March 31, 2025 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 3.92 years.

As of March 31, 2025, the maturities of operating lease liabilities are as follows:

Operating Lease
2025	137,506
2026 and beyond	579,966
Total	$717,472
Less: amount representing interest	(130,169)
Present value of future minimum lease payments	587,303
Less: current obligations under leases	(126,097)
Long-term lease obligations	$461,206

For the three months ended March 31, 2025 and 2024, the Company incurred rent expenses of $51,733 and $54,839, respectively.

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

Richard Jacroux - On August 7, 2024, the Company’s Board of Directors appointed Richard Jacroux as Chief Financial Officer. Mr. Jacroux works in a part-time capacity for the Company through Impact Solve, LLC (dba Impact Solutions), an accounting and chief financial officer service firm. Mr. Jacroux receives a base monthly fee of $8,650 plus expenses in respect of his services to the Company. The Company’s needs have typically required more than the base fee, averaging $11,975 a month for the three months ending March 31, 2025.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. As of March 31, 2025, there were no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

Note 12– Segment Reporting

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, or decision-making group, in deciding how to allocate resources in assessing performance. The Company has one reportable segment: biotech. The biotech segment consists of the development of clinical and preclinical product candidates for the development of the Company’s proprietary new enhanced thermoacoustic technology platform. The Company’s chief operating decision maker (“CODM”) is the chief executive officer.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2025, and 2024:

Operating Expenses	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Research and development	$528,685	$1,041,526
Sales and marketing	68,991	238,660
General and administrative	871,606	1,500,355

Total operating expenses	1,469,282	2,780,541

Operating loss	(1,469,282)	(2,780,541)

Other segment items (a)	432,952	4,841

Net loss	$(1,036,330)	$(2,775,700)

Reconciliation of net loss
Adjustments and reconciling items	-	-

Consolidated net loss	$(1,036,330)	$(2,775,700)

(a) Other segment items included in segment loss includes warrant expense, changes in warrant liability and interest income.

Note 13– Subsequent Events

The Company has assessed operations through, May 15, 2025, the filing date of this Quarterly Report on Form 10-Q and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the three months ended March 31, 2025, other than the following:

Issuance of Shares

The Company issued a total of 176,157 shares of its common stock in return for aggregate gross proceeds of $834,353 under the February 2024 ATM Agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, the terms “we,” “us,” “our,” “ENDRA” and the “Company” refer to ENDRA Life Sciences Inc., a Delaware corporation, and its direct and indirect subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and related notes thereto in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Form 10-Q, including those regarding our strategies, prospects, financial condition, operations, costs, plans and objectives, are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals and product launches. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in, or implied by, the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our limited commercial experience, limited cash and history of losses; our ability to obtain adequate financing to fund our business operations in the future; our ability to achieve profitability; our ability to develop a commercially feasible application based on our Thermo-Acoustic Enhanced Ultrasound (“TAEUS”) technology; market acceptance of our technology; uncertainties associated with any future pandemic, including possible effects on our operations; results of our human studies, which may be negative or inconclusive; our ability to find and maintain development partners; our reliance on collaborations and strategic alliances and licensing arrangements; the amount and nature of competition in our industry; our ability to protect our intellectual property; potential changes in the healthcare industry or third-party reimbursement practices; delays and changes in regulatory requirements, policy and guidelines including potential delays in submitting required regulatory applications for Food and Drug Administration (“FDA”) approval; our ability to obtain and maintain CE mark certification and secure required FDA and other governmental approvals for our TAEUS applications; our ability to regain compliance with the listing standards of the Nasdaq Capital Market and maintain the listing of our common stock on such exchange; our ability to comply with regulation by various federal, state, local and foreign governmental agencies and to maintain necessary regulatory clearances or approvals; and the other risks and uncertainties described in the Risk Factors section of our Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the SEC on March 31, 2025, and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Overview

We were incorporated as a Delaware corporation in 2007. Currently, we are developing a next-generation enhanced ultrasound technology platform— Thermo-Acoustic Enhanced Ultrasound, or TAEUS®. Our first TAEUS platform application focuses on measuring fat in the liver.

Our vision is to become a leading biomarker solution for metabolic diseases and Glucagon-Like Peptide-1 (“GLP-1”) drug management. Our mission is to develop and offer an accurate, simple-to-use, inexpensive, at the point-of-care test – like a blood pressure cuff for the assessment and management of metabolic disease.

We intend to focus on serving these four markets:

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

The primary focus of the TAEUS platform is to establish key biomarkers for metabolic diseases management with specific focus on the emerging GLP-1 therapies. We are redefining TAEUS technology to make it more scalable and to improve its adoption in newly targeted large market segments. As a result, we now intend to emphasize the following:

•	Leveraging artificial intelligence and machine learning models to complement our TAEUS technologies and further improve their accuracy;
•	Integrating thermo-acoustic technology with conventional ultrasound technologies to simplify, and reduce, the procedure time while reducing
•	user error; and
•	Reducing the form factor of TAEUS and making it cost effective.

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

Financial Operations Overview

Revenue

No revenue has been generated by our TAEUS technology, which we have not commercially sold as of March 31, 2025.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of headcount and consulting costs, and marketing and tradeshow expenses. Currently, our marketing efforts are through our website and attendance of key industry meetings and conferences. During the second quarter of 2024, we restructured our sales operations to better align with the Company’s near-term sales prospects.  We plan to begin staffing our sales efforts once we have obtained FDA approval for the sale of the NAFLD TAEUS device.

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

Share-based Compensation

Our Omnibus Plan permits the grant of stock options and other stock awards to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2025, the pool of shares issuable under the Omnibus Plan automatically increased by 178,033 shares from 1,738 shares to 179,771 shares. As of March 31, 2025, there were 179,474 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Results of Operations

Three months ended March 31, 2025 and 2024

Revenue

We had no revenue during the three months ended March 31, 2025 and 2024.

Cost of Goods Sold

We had no cost of goods sold during the three months ended March 31, 2025 and 2024.

Research and Development

Research and development expenses were $528,685 for the three months ended March 31, 2025, as compared to $1,041,526 for the three months ended March 31, 2024, a decrease of $512,841 or 49%. The costs include primarily wages, fees, equipment and third-party costs for the development of our TAEUS product line. Research and development expenses decreased from the prior year as we complete development of our initial TAEUS product and began focusing our spending on clinical trials and commercialization of the product that has been developed.

Sales and Marketing

Sales and marketing expenses were $68,991 for the three months ended March 31, 2025, as compared to $238,660 for the three months ended March 31, 2024, a decrease of $169,669, or 71%. The costs include primarily headcount and pre-selling activities for our TAEUS product line. Sales and marketing expenses decreased largely due to our restructuring in the second quarter of 2024. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2025 were $871,606, compared to $1,500,355 for the three months ended March 31, 2024, a decrease of $628,749, or 42%. Our wage and related expenses for the three months ended March 31, 2025 were $368,607, compared to $641,381 for the three months ended March 31, 2024. Wage and related expenses in the three months ended March 31, 2025 included $83,047 of stock compensation expense related to the issuance and vesting of options for the three months ended March 31, 2025. Our professional fees, which include legal, audit, and investor relations, for the three months ended March 31, 2025 were $305,860, compared to $639,872 for the three months ended March 31, 2024.

Other Income

Other income was $24,390 for the three months ended March 31, 2025 was primarily due to interest income. Other income was $4,841 for the three months ended March 31, 2024, a decrease of $19,549 or 404%.  For the three months ended March 31, 2025, there were changes in fair value of warrant liability of $408,562.

Net Loss

As a result of the foregoing, for the three months ended March 31, 2025, we recorded a net loss of $1,036,330, compared to a net loss of $2,775,700 for the three months ended March 31, 2024.

Near-Term Liquidity and Capital Resources

We are experiencing financial and operating challenges. In the absence of immediate additional liquidity, we will be forced to delay or reduce our product development programs and commercialization efforts, materially curtail or cease our operations, sell or dispose of our rights or assets, pursue sale or other strategic transactions, or undergo restructuring or insolvency proceedings. As of March 31, 2025, we had an accumulated deficit of $104,474,429 and had $2,064,874 in cash. To date we have funded our operations through private and public sales of our securities and will need to raise additional funds in order to execute on our business plan, fully commercialize our TAEUS technology, and generate revenues.

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

The consolidated financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three months ended March 31, 2025, we incurred net losses of $1,036,330 and used cash in operations of $1,293,129. In light of our cash balance as of March 31, 2025, we will need to raise additional capital in order to fund operations through the next twelve months, and prior to any ability to fund operations from revenue generated from the sale of our products. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the three months ended March 31, 2025, we used $1,293,129 of cash in operating activities primarily as a result of our net loss of $1,036,330, offset by share-based compensation of $83,046, amortization of right of use assets of $31,797, depreciation expense of $13,786 change in fair value of warrant liability of $(408,562), and net changes in operating assets and liabilities of $23,134.

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

Investing Activities

During the three months ended March 31, 2025, we used $17,280 in investing activities related to purchases of fixed assets.

During the three months ended March 31, 2024, we used $27,000 in investing activities related to purchases of fixed assets and received $3,204 in proceeds from sale of fixed assets.

Financing Activities

During the three months ended March 31, 2025, our financing activities provided $145,803 in proceeds from issuances of common stock.

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

It is possible that we will not achieve the progress that we expect because the actual costs and timing of completing the development and regulatory approvals for a new medical device are difficult to predict and are subject to substantial risks and delays. We have no committed external sources of funds except for the February 2024 ATM Agreement, the use of which may be limited due to registration statement rules relating to public float. We do not expect that our existing cash will be sufficient for us to complete the commercialization of our NAFLD TAEUS application or to complete the development of any other TAEUS application and we will need to raise substantial additional capital for those purposes. As a result, we will need to finance our future cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Our forecast of our financial resources is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the Risk Factors section of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Off-Balance Sheet Transactions

At March 31, 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of three months ended March 31, 2025, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of three months ended March 31, 2025: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

To remediate the material weakness, management intends to implement the following measures during 2025, as the Company’s resources and financial means allow:

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that could affect these controls during the three months ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in this section and under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the Securities and Exchange Commission on March 31, 2025. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025.

Item 6. Exhibits

Exhibit Number	Description
3.1

Fourth Amended and Restated Certificate of Incorporation of the Company, as amended [Restated for SEC filing purposes only] (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2025)

3.2

Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-214724), as amended, originally filed on November 21, 2016)

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

ENDRA LIFE SCIENCES INC.

Date: May 15, 2025	By:	/s/ Alexander Tokman
Alexander Tokman
Chief Executive Officer and Chairman (Principal Executive Officer)

ENDRA LIFE SCIENCES INC.

Date: May 15, 2025	By:	/s/ Richard Jacroux
Richard Jacroux
Chief Financial Officer (Principal Financial and Accounting Officer)

