Form 10-Q
period 2025-06-30
ENDRA Life Sciences Inc.
filed 2025-08-14
CIK 1681682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

As of August 14, 2025, there were 752,755 shares of our common stock, par value $0.0001 per share, outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENDRA Life Sciences Inc.

Condensed Consolidated Balance Sheets

Assets	June 30, 2025	December 31, 2024
Current Assets	(Unaudited)
Cash	$1,808,574	$3,229,480
Prepaid expenses	44,310	204,185
Total Current Assets	1,852,884	3,433,665
Non-Current Assets
Fixed assets, net	63,419	69,281
Right of use assets	519,966	578,013
Prepaid expenses, long term	365,417	365,417
Other assets	5,986	5,986

Total Assets	$2,807,672	$4,452,362

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$448,419	$508,293
Lease liabilities, current portion	128,218	96,937
Total Current Liabilities	576,637	605,230

Long Term Debt
Lease liabilities	429,274	487,482
Warrant Liability	328,610	799,284
Total Long Term Debt	757,884	1,286,766

Total Liabilities	1,334,521	1,891,996

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized; 17,488 and 17,488 shares	-	-
issued and outstanding, respectively
Series B Convertible Preferred Stock, $0.0001 par value; 1,000 shares authorized; no shares issued and
outstanding	-	-
Series C Preferred Stock, $0.0001 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 20,000,000 shares authorized; 752,390 and 536,908 shares issued and
outstanding, respectively	74	53
Additional paid in capital	107,173,418	105,998,412
Stock payable	-	-
Accumulated deficit	(105,700,341)	(103,438,099)

Total Stockholders’ Equity	1,473,151	2,560,366
Total Liabilities and Stockholders’ Equity	$2,807,672	$4,452,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2025	2024	2025	2024
Operating Expenses
Research and development	$381,061	$716,366	$909,746	$1,757,892
Sales and marketing	68,834	162,952	137,825	401,612
General and administrative	851,195	1,351,535	1,722,801	2,851,890
Total operating expenses	1,301,090	2,230,853	2,770,372	5,011,394

Operating loss	(1,301,090)	(2,230,853)	(2,770,372)	(5,011,394)

Other Income (Expenses)
Other income (expense)	13,066	1,700	37,456	6,541
Warrant expense		-	-	-
Changes in fair value of warrant liability	62,112	-	470,674	-
Gain or Loss on settlement of warrant exercise		-	-	-
Total other expenses	75,178	1,700	508,130	6,541

Loss from operations before income taxes	(1,225,912)	(2,229,153)	(2,262,242)	(5,004,853)

Provision for income taxes	-	-	-	-

Net Loss	$(1,225,912)	$(2,229,153)	$(2,262,242)	$(5,004,853)

Net loss per share – basic and diluted	$(1.71)	$(0.08)	$(3.55)	$(0.26)

Weighted average common shares – basic and diluted	717,107	15,590	637,362	10,857

The accompanying notes are an integral part of these financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Six Months Ended June 30,2024	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2023	141,397	$1	-	$-	5,937	$ 1-	$97,583,906	$5,233	$(91,930,152)	$5,658,989
Preferred stock conversion to common stock	(123,909)	-1	-	-	5	-	1	-	-	-
Common stock issued for cash	-	-	-	-	3,671	-	1,148,470	-	-	1,148,470
Common stock issued for warrant exercise					25,408	2	5,366,678			5,366,680
Common stock issued for cashless warrant exercise					6,327	-	1,320,568			1,320,568
Fair value of vested common stock	-	-	-	-	46	-	80,000	-	-	80,000
Fair value of vested stock options	-	-	-	-	-	-	424,087	-	-	424,087
Stock payable towards preference dividend	-	-	-	-	-	-	5,206	(5,206)	-	-
Net loss	-	-	-	-	-	-	-	-	(5,004,853)	(5,004,853)
Balance as of June 30,2024	17,488	$-	-	$-	41,394	$3	$105,928,916	$27	$(96,935,005)	$8,993,941

Six Months Ended June 30,2025	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2024	17,488	$-	-	$-	536,908	$53	$105,998,412	-	$(103,438,099)	$2,560,366
Common stock issued for cash	-	-	-	-	215,482	21	1,003,197	-	-	1,003,218
Fair value of vested stock options	-	-	-	-	-	-	132,279	-	-	132,279
Fair value of vested restricted stock units	-	-	-	-	-	-	39,530	-	-	39,530
Net loss	-	-	-	-	-	-	-	-	(2,262,242)	(2,262,242)
Balance as of June 30,2025	17,488	$-	-	$-	752,390	$74	$107,173,418	$-	$(105,700,341)	$1,473,151

Three Months Ended June 30,2024	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of March 31, 2024	34,976	-	-	$-	6,236	$1	$98,403,722	301	$(94,705,852)	$3,698,172
Preferred stock conversion to common stock	(17,488)	-	-	-	1	-	-	-	-	-
Common stock issued for cash	-	-	-	-	3,490	-	728,503	-	-	728,503
Common stock issued for warrant exercise	-	-	-	-	25,340	2	5,289,259	-	-	5,289,261
Common stock issued for cashless warrant exercise	-	-	-		6,327	-	1,320,568	-	-	1,320,568
Fair value of vested stock options	-	-	-	-	-	-	186,590	-	-	186,590
Stock payable towards preference dividend	-	-	-	-	-		274	(274)	-	-
Net loss	-	-	-	-	-	-	-	-	(2,229,153)	(2,229,153)
Balance as of June 30,2024	17,488	$-	-	$-	41,394	$3	$105,928,916	$27	$(96,935,005)	$8,993,941

Three Months Ended June 30,2025	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of March 31, 2025	17,488	$-	-	$-	562,213	$55	$106,227,259	-	$(104,474,429)	$1,752,885
Preferred stock conversion to common stock	-	-	-	-	-	-	-	-	-	-
Common stock issued for cash	-	-	-	-	190,177	19	857,396	-	-	857,415
Fair value of vested stock options	-	-	-	-	-	-	49,233	-	-	49,233
Fair value of vested restricted stock units	-	-	-	-	-	-	39,530	-	-	39,530
Net loss	-	-	-	-	-	-	-	-	(1,225,912)	(1,225,912)
Balance as of June 30,2025	17,488	$-	-	$-	752,390	$74	$107,173,418	$-	$(105,700,341)	$1,473,151

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(2,262,242)	$(5,004,853)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	23,142	23,993
Fixed assets write off	-	8,808
Inventory reserve	-	4,687
Stock compensation expense	171,809	504,087
Amortization of right of use assets	55,231	81,807
Changes in fair value of warrant liability	(470,674)	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses	159,873	(134,312)
Increase in inventory	-	(93,745)
Decrease in accounts payable and accrued liabilities	(59,871)	466,680
Decrease in lease liability	(24,112)	(84,765)
Net cash used in operating activities	(2,406,844)	(4,227,613)

Cash Flows from Investing Activities
Purchases of fixed assets	(17,280)	(16,000)
Proceeds from sale of fixed assets	-	3,204
Net cash used in investing activities	(17,280)	(12,796)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	1,003,218	1,148,470
Proceeds from warrant issuances and exercises	-	6,687,248
Repayment of loan	-	(28,484)
Net cash provided by financing activities	1,003,218	7,807,234

Net decrease in cash	(1,420,906)	3,566,825

Cash, beginning of period	3,229,480	2,833,907

Cash, end of period	$1,808,574	$6,400,732

Supplemental disclosures of cash items
Interest paid	$29,317	$16,547
Income tax paid	$-	$-

Supplemental disclosures of non-cash items
Stock dividend payable	$-	$(5,206)
Right of use asset	$519,966	$272,284
Lease liability	$557,492	$281,154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Notes to Condensed Consolidated Financial Statements

For the six months ended June 30, 2025 and 2024

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The balance sheet at June 30, 2025 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual financial statements for the twelve months ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025.

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

Inventory

The Company’s inventory is stated at the lower of cost or estimated net realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out method. The Company periodically determines whether a reserve should be taken for devaluation or obsolescence of inventory. The Company assessed its inventory at June 30, 2025 and the reserve remained at 100% of the inventory. As of June 30, 2025 and December 31, 2024, the Company had recorded reserves of $0 and $2,525,179, respectively. As of June 30, 2025 and December 31, 2024, the Company had inventory valued at $0.

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

Leases

Accounting Standards Update (“ASU”) No. 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. At June 30, 2025 and December 31, 2024 the Company recorded a right of use asset of $519,966 and $578,013, respectively. At June 30, 2025 and December 31, 2024 the Company recorded a lease liability of $557,492 and $584,419, respectively.

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the three months ended June 30, 2025 and 2024, the Company incurred $381,061 and $716,366 of expenses related to research and development costs, respectively.  During the six months ended June 30, 2025 and 2024, the Company incurred $909,746 and $1,757,892 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 342,501 and 180,986 potentially dilutive shares, which include outstanding common stock options, and warrants, as of June 30, 2025 and December 31, 2024, respectively.

	June 30,	December 31,
	2025	2024
Options to purchase common stock	266	278
Warrants to purchase common stock	180,707	180,707
Shares issuable upon conversion of Series A Convertible Preferred Stock	1	1
Restricted Stock Units	161,527	-
Potential equivalent shares excluded	342,501	180,986

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to June 30, 2025 of $105,700,341. The Company had working capital of $1,276,246 as of June 30, 2025. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern and will require additional financing to fund its future planned operations, including research and development and commercialization of its products. These matters raise substantial doubt about the Company’s ability to continue as going concern. The accompanying financial statements for the six months ended June 30, 2025 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of, or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

The Company considered recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 - Inventory

As of June 30, 2025 and December 31, 2024, inventory consisted of raw materials, subassemblies to be used in the assembly of TAEUS systems, and finished goods. As of June 30, 2025, the Company had no orders pending for the sale of a TAEUS system.

As of June 30, 2025 and December 31, 2024, the Company had recorded reserves of $0 and $2,525,179, respectively. As of June 30, 2025 and December 31, 2024, the Company had inventory valued at $0.

Note 4 - Fixed Assets

As of June 30, 2025 and December 31, 2024, fixed assets consisted of the following:
	June 30,	December 31,
	2025	2024
Property, leasehold and capitalized software	$597,234	$579,954
TAEUS development and testing	125,151	125,151
Accumulated depreciation	(658,966)	(635,824)
Fixed assets, net	$63,419	$69,281

Depreciation expense for the six months ended June 30, 2025 and June 30, 2024 was $23,142 and $23,993, respectively.

Note 5 - Accounts Payable and Accrued Liabilities

As of June 30, 2025 and December 31, 2024, current liabilities consisted of the following:
	June 30,	December 31,
	2025	2024
Accounts payable	$281,992	$269,683
Payroll accrual	110,677	63,140
Accrued employee benefits	5,750	5,750
Accrued expenses	50,000	169,720
Total	$448,419	$508,293

Note 6 - Bank Loans

Toronto-Dominion Bank Loan

On April 27, 2020, the Company entered into a commitment loan with TD Bank under the Canadian Emergency Business Account, in the principal aggregate amount of CAD 40,000, due and payable upon the expiration of the initial term on December 31, 2022 which was later extended to December 31, 2023. This note bears interest on the unpaid balance at the rate of zero percent (0%) per annum during the initial term. Under this note no interest payments were due until January 1, 2024. Under the conditions of the loan, twenty-five percent (25%) of the loan will be forgiven if seventy-five percent (75%) is repaid prior to the initial term date. During the three months ended March 31, 2024, the loan was repaid in full.

Note 7 - Capital Stock

Capital Stock

At June 30, 2025, the authorized capital of the Company consisted of 30,000,000 shares of capital stock, comprised of 20,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”), 1,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”), 100,000 shares of its preferred stock as Series C Preferred Stock, and the remainder of the 9,889,000 preferred shares remain authorized but undesignated.

As of June 30, 2025, there were 752,390 shares of common stock outstanding (which excludes 69 unvested shares of restricted stock described in Note 8 below and 34,518 shares issued by the Company pursuant to the February 2024 ATM Agreement (as defined below) and includes the conversion of Series A Preferred Stock into 1 share of common stock and 12,857 shares of common stock due to exercise of warrants), 17.488 shares of Series A Preferred Stock, and no shares of Series B Preferred Stock or Series C Preferred Stock issued and outstanding, and a stock payable balance of $0.

During the six months ended June 30, 2025, the Company issued a total of 215,482 shares of its common stock under the February 2024 ATM Agreement in return for aggregate net proceeds of $1,003,197, which takes into account $31,239 in compensation paid to Ascendiant Capital Markets, LLC (“Ascendiant”) in its role as Sales Agent under the February 2024 ATM Agreement.

At-the-Market Equity Offering Programs

On February 14, 2024, the Company entered into a new At-The-Market Issuance Sales Agreement with Ascendiant (the “February 2024 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $6.2 million, which replaced the Company’s prior At-The-Market Issuance Sales Agreement. Under the February 2024 ATM Agreement, as of June 30, 2025, the Company has issued a total of 215,482 shares of its common stock in return for aggregate net proceeds of $1,003,218, resulting in $31,239 of compensation paid to Ascendiant.

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

Note 8 - Common Stock Options, Restricted Stock Units and Restricted Stock

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the Omnibus Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. There were no issuances of stock options in the quarter ended June 30, 2025. A summary of option activity under the Company’s Omnibus Plan as of June 30, 2025, and changes during the quarter then ended, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term (Years)
Balance outstanding at December 31, 2024	278	$30,628.90	5.35
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(12)	120,055.83	-
Balance outstanding at June 30, 2025	266	$26,594.61	5.05
Exercisable at June 30, 2025	228	$29,809.64	4.63

Restricted Stock Units

On June 11, 2025, the Company granted a total of 161,527 restricted stock units ("RSUs") under its Omnibus Plan. The fair value per share (closing stock price) was $3.37.  The grants included both standard RSUs issued to members of the Board of Directors and performance-based RSUs ("PBRSUs") issued to employees. The PBRSUs are subject to both service and performance vesting conditions.

During the three months ended June 30, 2025, the Company recognized $39,530 in stock-based compensation expense related to these RSU and PBRSU grants. This expense is included in total operating expenses in the condensed consolidated statements of operations.

Unrecognized stock-based compensation expense related to these RSUs will be recognized over the remaining vesting period, which is one year for standard RSUs and subject to performance conditions for PBRSUs. As of June 30, 2025, the total compensation expense to be recognized in future periods is $504,816 over the next two years.

Restricted Common Stock

On November 30, 2023, the Company issued 115 shares of restricted common stock (the “Restricted Stock”) of the Company to PatentVest, Inc. (“PatentVest”) pursuant to a Restricted Stock Agreement and Consulting Services Agreement, each with PatentVest, in exchange for certain services related to the Company’s patent portfolio. The fair value of the Restricted Stock was determined to be $200,485 using the market price of the stock on the date of the issuance. The Restricted Stock is subject to a vesting schedule pursuant to the Restricted Stock Agreement and the shares may not be sold, assigned, transferred, pledged, hypothecated, disposed of or otherwise encumbered prior to becoming vested. During the three months ended March 31, 2024, the Company recorded as vested 46 shares valued at $80,000. The Restricted Stock is subject to a vesting schedule pursuant to the Restricted Stock Agreement and the shares may not be sold, assigned, transferred, pledged, hypothecated, disposed of or otherwise encumbered prior to becoming vested. No services were provided by PatentVest, Inc. in the period ended June 30, 2025.

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

Warrant Exercises

On May 2, 2023, the Company conducted a registered offering in which the Company issued 1,232 warrants to purchase shares of common stock for an exercise price per share equal to $2,450. The warrants expire May 2, 2028. In December 2023, the Board approved a temporary reduction of the exercise price per share from $2,450 to $1,225. The Company also issued to the underwriter and its designees warrants exercisable for an aggregate of 172 shares of common stock for an exercise price per share equal to $2,625. The warrants expire November 2, 2026. During the six months ended June 30, 2025, no warrants were exercised.

The following table summarizes all warrant activity of the Company for the six months ended June 30, 2025:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Warrants	Price	Term (Years)
Balance outstanding at December 31, 2024	180,707	$85.38	4.58
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding at June 30, 2025	180,707	$85.38	4.09
Exercisable at June 30, 2025	180,707	$85.38	4.09

Common Stock Warrants

As described above in this Note 9, the Company issued 178,255 Series A Warrants and 178,255 Series B Warrants. In 2024, most of the Series B warrants were exercised. The Company accounts for these warrants, in the aggregate, in accordance with the guidance in ASC 815 “Derivative and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the warrant instruments as a liability at fair value and adjusts the instruments to fair value each period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. During the three and six months ended June 30, 2025, the Company recognized a gain for the change in fair value of warrant liability of $62,112 and $470,674, respectively, in the statement of operations. As of June 30, 2025, the Company recognized $328,610 of warrant liability.

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

Input	June 30, 2025	December 31, 2024
Exercise Price	$75.95	$28.70 and $1.75
Stock Price	$3.51	$7.26
Volatility	140% and 191%	131% and 167%
Discount Rate	3.72% and 3.74%	4.36%
Expected Dividend	-	-
Expected Life (Years)	4.14 and 1.64	4.64

Note 10 - Related Party Transactions

In September 2024, the Company began using IS Bookkeeping & Payroll, which is a division of Impact Solve, LLC (dba Impact Solutions), an accounting and chief financial officer service firm. The Company’s Chief Financial Officer works in a part-time capacity for the Company through Impact Solutions. For the three month periods ended June 30, 2025 and June 30, 2024, Impact Solutions and IS Bookkeeping & Payroll provided services to the Company totaling $27,121 and $5,925, respectively.  For the six month periods ended June 30, 2025 and June 30, 2024, Impact Solution and IS Bookkeeping & Payroll provided services to the Company totaling $63,097 and $19,185, respectively.

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at June 30, 2025 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 3.67 years.

As of June 30, 2025, the maturities of operating lease liabilities are as follows:
Operating
Lease
2025	91,670
2026 and beyond	579,966
Total	$671,637
Less: amount representing interest	(114,145)
Present value of future minimum lease payments	557,492
Less: current obligations under leases	(128,219)
Long-term lease obligations	$429,274

For the six months ended June 30, 2025 and 2024, the Company incurred rent expenses of $89,127 and $109,608, respectively.

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

Richard Jacroux - On August 7, 2024, the Company’s Board of Directors appointed Richard Jacroux as Chief Financial Officer. Mr. Jacroux works in a part-time capacity for the Company through Impact Solve, LLC (dba Impact Solutions), an accounting and chief financial officer service firm. Mr. Jacroux receives a base monthly fee of $8,650 plus expenses in respect of his services to the Company. The Company’s needs have typically required more than the base fee, averaging $9,040 a month for the three months ending June 30, 2025 and $10,517 a month for the six months ending June 30, 2025.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. As of June 30, 2025, there were no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the six months ended June 30, 2025, and 2024:

	Six Months	Six Months
	Ended June	Ended June
Operating Expenses	30,2025	30,2024
Research and development	$909,746	$1,757,892
Sales and marketing	137,825	401,612
General and administrative	1,722,801	2,851,890
Total operating expenses	2,770,372	5,011,394

Operating loss	(2,770,372)	(5,011,394)

Other segment items (a)	508,130	6,541

Net loss	$(2,262,242)	$(5,004,853)

Reconciliation of net loss
Adjustments and reconciling items	-	-

Consolidated net loss	$(2,262,242)	$(5,004,853)

(a) Other segment items included in segment loss includes warrant expense, changes in warrant liability and interest income.

Note 13– Subsequent Events

The Company has assessed operations through, August 14, 2025, the filing date of this Quarterly Report on Form 10-Q, and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the six months ended June 30, 2025, other than the following:

Issuance of Shares

The Company issued a total of 365 shares of its common stock in return for aggregate gross proceeds of $1,293 under the February 2024 ATM Agreement.

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

Available Information

From time to time, we use press releases, X (formerly Twitter) (@endralifesci) and LinkedIn (www.linkedin.com/company/endra-inc) to distribute material information. Our press releases and financial and other material information are routinely posted to and accessible on the Investors section of our website, www.endrainc.com. Accordingly, investors should monitor these channels, in addition to our SEC filings and public conference calls and webcasts. In addition, investors may automatically receive e-mail alerts and other information about the Company by enrolling their e-mail addresses by visiting the “Email Alerts” section of our website at investors.endrainc.com. Information that is contained in and can be accessed through our website, X posts and LinkedIn are not incorporated into, and do not form a part of, this Quarterly Report or any other report or document we file with the SEC.

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

1.

Pharmaceutical Companies and Clinical Research Organizations (“CROs”) - to assist them in the efficient screening and monitoring subjects for new GLP-1, NASH/MASH and Insulin Sensitizers clinical trials.

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

Recent Developments

In July 2025, the Board authorized the Company to develop and pursue a cryptocurrency treasury strategy. Following this authorization, the Company: (i) retained Anchorage Digital Bank, N.A., a U.S.-based, institutional-grade custodian, to hold cryptocurrency acquired by the Company in connection with its treasury strategy and (ii) engaged Arca Investment Management, LLC to manage the Company’s cryptocurrency holdings and to implement a bitcoin-based income-generating strategy.

On July 23, 2025, in connection with the Company’s cryptocurrency treasury strategy, the Board formed a Cryptocurrency Advisory Board (the “Advisory Board”) to assist the Company in developing and managing its cryptocurrency treasury strategy. The Board appointed the following individuals to the Advisory Board:

•	James Altucher, an entrepreneur, author, cryptocurrency advocate, and former hedge fund manager;
•	James Manning, founder and CEO of Mawson Infrastructure Group, a U.S.-focused digital infrastructure provider; and
•	Rayne Steinberg, co-founder and CEO of Arca Investment Management, LLC, an institutional-grade cryptocurrency asset management firm.

Our cryptocurrency strategy has not been implemented or tested and, as of the date of this Quarterly Report, we have not acquired any cryptocurrency. We may ultimately determine in the future not to implement our strategy.

Financial Operations Overview

Revenue

No revenue has been generated by our TAEUS technology, which we have not commercially sold as of June 30, 2025.

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

18

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

Share-based Compensation

Our Omnibus Plan permits the grant of stock options and other stock awards to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2025, the pool of shares issuable under the Omnibus Plan automatically increased by 178,033 shares from 1,738 shares to 179,771 shares. As of June 30, 2025, there were 17,978 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Results of Operations

Three months ended June 30, 2025 and 2024

Revenue

We had no revenue during the three months ended June 30, 2025 and 2024.

Cost of Goods Sold

We had no cost of goods sold during the three months ended June 30, 2025 and 2024.

Research and Development

Research and development expenses were $381,061 for the three months ended June 30, 2025, as compared to $716,366 for the three months ended June 30, 2024, a decrease of $335,305, or 47%. The costs include primarily wages, fees, equipment and third-party costs for the development of our TAEUS product line. Research and development expenses decreased from the prior year as we complete development of our initial TAEUS product and began focusing our spending on clinical trials and commercialization of the product that has been developed.

Sales and Marketing

Sales and marketing expenses were $68,834 for the three months ended June 30, 2025, as compared to $162,952 for the three months ended June 30, 2024, a decrease of $94,118, or 58%. The costs include primarily headcount and pre-selling activities for our TAEUS product line. Sales and marketing expenses decreased largely due to our restructuring in the second quarter of 2024. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2025 were $851,195, compared to $1,351,535 for the three months ended June 30, 2024, a decrease of $500,340, or 37%. Our wage and related expenses for the three months ended June 30, 2025 were $239,886, compared to $ 581,096 for the three months ended June 30, 2024. Wage and related expenses in the three months ended June 30, 2025 included $68,504 of stock compensation expense related to the issuance and vesting of options and RSUs for the three months ended June 30, 2025. Our professional fees, which include legal, audit, and investor relations, for the three months ended June 30, 2025 were $413,954, compared to $582,327 for the three months ended June 30, 2024.

Other Income

 Other income was $13,066 for the three months ended June 30, 2025 was primarily due to interest income. Other income was $1,700 for the three months ended June 30, 2024, an increase of $ 11,366, or 669%, due to increased interest income. For the three months ended June 30, 2025, there were changes in fair value of warrant liability of $62,112 .

Net Loss

As a result of the foregoing, for the three months ended June 30, 2025, we recorded a net loss of $1,225,912, compared to a net loss of $2,229,153 for the three months ended June 30, 2024.

Six months ended June 30, 2025 and 2024

Revenue

We had no revenue during the six months ended June 30, 2025 and 2024.

Cost of Goods Sold

We had no cost of goods sold during the six months ended June 30, 2025 and 2024.

Research and Development

Research and development expenses were $909,746 for the six months ended June 30, 2025, as compared to $1,757,892 for the six months ended June 30, 2024, a decrease of $848,416, or 48%. The costs include primarily wages, fees, equipment and third-party costs for the development of our TAEUS product line. Research and development expenses decreased from the prior year as we completed development of our initial TAEUS product and began focusing our spending on clinical trials and commercialization of the product that has been developed.

Sales and Marketing

Sales and marketing expenses were $137,825 for the six months ended June 30, 2025, as compared to $401,612  for the six months ended June 30, 2024, a decrease of $263,787, or 66%. The costs include primarily headcount and pre-selling activities for our TAEUS product line. Sales and marketing expenses decreased largely due to our restructuring in the second quarter of 2024. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the six months ended June 30, 2025 were $1,722,801, compared to $2,851,890 for the six months ended June 30, 2024, a decrease of $1,129,089, or 40%. Our wage and related expenses for the six months ended June 30, 2025 were $482,576, compared to $1,222,478 for the six months ended June 30, 2024. Wage and related expenses in the six months ended June 30, 2025 included $151,551 of stock compensation expense related to the issuance and vesting of options and RSUs for the three months ended June 30, 2025. Our professional fees, which include legal, audit, and investor relations, for the six months ended June 30, 2025 were $719,815, compared to $1,222,199 for the six months ended June 30, 2024.

Other Income

Other income was $37,395 for the six months ended June 30, 2025, compared to other income of $6,541 for the six months ended June 30, 2024, an increase of $30,915, or 473%, due to increased interest income. For the six months ended June 30, 2025, there were changes in fair value of warrant liability of $470,674.

Net Loss

As a result of the foregoing, for the six months ended June 30, 2025, we recorded a net loss of $2,262,242, compared to a net loss of $5,004,853 for the six months ended June 30, 2024.

Near-Term Liquidity and Capital Resources

We are experiencing financial and operating challenges. In the absence of immediate additional liquidity, we will be forced to delay or reduce our product development programs and commercialization efforts, materially curtail or cease our operations, sell or dispose of our rights or assets, pursue sale or other strategic transactions, or undergo restructuring or insolvency proceedings. As of June 30, 2025, we had an accumulated deficit of $105,700,341 and had $1,808,574 in cash. To date we have funded our operations through private and public sales of our securities and will need to raise additional funds in order to execute on our business plan, fully commercialize our TAEUS technology, and generate revenues.

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

The consolidated financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six months ended June 30, 2025, we incurred net losses of $2,262,242 and used cash in operations of $2,406,844. In light of our cash balance as of June 30, 2025, we will need to raise additional capital in order to fund operations through the next twelve months, and prior to any ability to fund operations from revenue generated from the sale of our products. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the six months ended June 30, 2025, we used $2,406,844 of cash in operating activities primarily as a result of our net loss of $2,262,242, offset by share-based compensation of $171,809, amortization of right of use assets of $55,231, depreciation expense of $23,142, change in fair value of warrant liability of $(470,674), and net changes in operating assets and liabilities of $75,890.

Investing Activities

During the six months ended June 30, 2025, we used $17,280 in investing activities related to purchases of fixed assets.During the six months ended June 30, 2024, we used $16,000 in investing activities related to purchases of fixed assets, and received $3,204 in proceeds from sale of fixed assets.

Financing Activities

During the six months ended June 30, 2025, our financing activities provided $1,003,218 in proceeds from issuances of common stock.During the six months ended June 30, 2024, our financing activities provided $1,148,470 in proceeds from issuances of common stock, $6,687,248 in proceeds from warrant exercises. We also used $28,484 to repay a loan from TD Bank under the Canadian Emergency Business Account.

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

Off-Balance Sheet Transactions

At June 30, 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of  June 30, 2025: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that could affect these controls during the three months ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

The information set forth below is included herein for the purpose of providing the disclosure required under “Item 5.03 Amendments to Articles of Incorporation or Bylaws; Change in Fiscal Year.” of Form 8-K.

On August 14, 2025, the Company filed a Certificate of Correction (the “Certificate of Correction”) to its Certificate of Amendment of Certificate of Incorporation (the "Certificate of Amendment") filed with the Secretary of State of the State of Delaware on November 4, 2024.

The Certificate of Amendment inadvertently stated in the opening sentence of Article FIRST thereof that the text of both the first and second paragraphs of Article FOURTH of the Certificate of Incorporation of the Company were to be deleted in their entirety when it was intended that solely the text of the second paragraph of Article FOURTH of the Certificate of Incorporation of the Company was to be deleted in its entirety.

The Fourth Amended and Restated Certificate of Incorporation of the Company, as filed as Exhibit 3.1 hereto, reflects the above-described Certificate of Correction, and the foregoing description of the Certificate of Correction is qualified in its entirety by reference to the text of Exhibit 3.1 hereto and the Certificate of Amendment, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 5, 2024.

Rule 10b5-1 Trading Plans

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025.

Item 6. Exhibits

Exhibit Number	Description
3.1

Fourth Amended and Restated Certificate of Incorporation of the Company, as amended [Restated for SEC filing purposes only] (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2025)

3.2

Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-214724), as amended, originally filed on November 21, 2016)

10.1

Investment Management Agreement, dated as of July 15, 2025 by and between the Company and Arca Investment Management, LLC (incorporated by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-288575), as amended, originally filed on July 9, 2025)

10.2

Master Custody Service Agreement, dated as of July 16, 2025, by and between the Company and Anchorage Digital Bank, N.A. (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-288575), as amended, originally filed on July 9, 2025) **

31.1	Certification of Periodic Report by Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1

Certification of Periodic Report by Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)

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

** Certain information has been omitted from the exhibit pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDRA LIFE SCIENCES INC.

Date: August 14, 2025	By:	/s/ Alexander Tokman
Alexander Tokman
Chief Executive Officer and Chairman
(Principal Executive Officer)

ENDRA LIFE SCIENCES INC.

Date: August 14, 2025	By:	/s/ Richard Jacroux
Richard Jacroux
Chief Financial Officer
(Principal Financial and Accounting Officer)

