Form 10-Q
period 2025-09-30
ENDRA Life Sciences Inc.
filed 2025-11-14
CIK 1681682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

As of November 14, 2025, there were 1,166,441 shares of our common stock, par value $0.0001 per share, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENDRA Life Sciences Inc.

Condensed Consolidated Balance Sheets

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current Assets
Cash	$794,036	$3,229,480
Prepaid expenses	254,673	204,185
Total Current Assets	1,048,709	3,433,665
Non-Current Assets
Fixed assets, net	52,633	69,281
Right of use assets	491,363	578,013
Prepaid expenses, long term	365,417	365,417
Other assets	5,986	5,986

Total Assets	$1,964,108	$4,452,362

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$671,516	$508,293
Lease liabilities, current portion	128,791	96,937
Total Current Liabilities	800,307	605,230

Long Term Debt
Lease liabilities	396,537	487,482
Warrant Liability	595,884	799,284
Total Long Term Debt	992,421	1,286,766

Total Liabilities	1,792,728	1,891,996

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized; 17.488 and 17.488 shares issued and outstanding, respectively	-	-
Series B Convertible Preferred Stock, $0.0001 par value; 1,000 shares authorized; no shares issued and outstanding	-	-
Series C Preferred Stock, $0.0001 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 20,000,000 shares authorized; 786,902 and 536,908 shares issued and outstanding, respectively	77	53
Additional paid in capital	107,467,603	105,998,412
Stock payable	-	-
Accumulated deficit	(107,296,300)	(103,438,099)

Total Stockholders’ Equity	171,380	2,560,366
Total Liabilities and Stockholders’ Equity	$1,964,108	$4,452,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
Operating Expenses
Research and development	$432,113	$794,444	$1,341,859	$2,552,336
Sales and marketing	45,285	83,157	183,110	484,769
General and administrative	893,305	631,413	2,616,106	3,483,303
Total operating expenses	1,370,703	1,509,014	4,141,075	6,520,408

Operating loss	(1,370,703)	(1,509,014)	(4,141,075)	(6,520,408)

Other Income (Expenses)
Other income (expense)	42,018	65,528	79,474	72,069
Warrant expense	-	(7,323,685)	-	(7,323,685)
Changes in fair value of warrant liability	(267,274)	3,341,829	203,400	3,341,829
Gain or Loss on settlement of warrant exercise	-	3,071,252	-	3,071,252
Total other income (expenses)	(225,256)	(845,076)	282,874	(838,535)

Loss from operations before income taxes	(1,595,959)	(2,354,090)	(3,858,201)	(7,358,943)

Provision for income taxes	-	-	-	-

Net Loss	$(1,595,959)	$(2,354,090)	$(3,858,201)	$(7,358,943)

Net loss per share – basic and diluted	$(2.10)	$(9.54)	$(5.68)	$(82.14)

Weighted average common shares – basic and diluted	761,218	246,816	679,210	89,592

The accompanying notes are an integral part of these financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Nine Months Ended September 30,2024

	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2023	141.397	$1	-	$-	5,937	$1	$97,583,906	$5,233	$(91,930,152)	$5,658,989
Preferred stock conversion to common stock	(123.909)	(1)	-	-	5	-	1	-	-	-
Common stock issued for cash	-	-	-	-	3,671	-	1,148,470	-	-	1,148,470
Common stock issued for warrant exercise					518,876	51	5,368,312			5,368,363
Common stock issued for cashless warrant exercise					6,327	1	1,320,567			1,320,568
Fair value of vested common stock	-	-	-	-	46	-	80,000	-	-	80,000
Fair value of vested stock options	-	-	-	-	-	-	387,239	-	-	387,239
Stock payable towards preference dividend	-	-	-	-	-	-	5,233	(5,233)	-	-
Net loss	-	-	-	-	-	-	-	-	(7,358,943)	(7,358,943)
Balance as of September 30, 2024	17.488	$-	-	$-	534,863	$53	$105,893,728	$-	$(99,289,095)	$6,604,686

Nine Months Ended September 30,2025

	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2024	17.488	$-	-	$-	536,908	$53	$105,998,412	-	$(103,438,099)	$2,560,366
Common stock issued for cash	-	-	-	-	249,994	24	1,152,660	-	-	1,152,684
Fair value of vested stock options	-	-	-	-	-	-	172,236	-	-	172,236
Fair value of vested restricted stock units	-	-	-	-	-	-	144,295	-	-	144,295
Net loss	-	-	-	-	-	-	-	-	(3,858,201)	(3,858,201)
Balance as of September 30,2025	17.488	$-	-	$-	786,902	$77	$107,467,603	$-	$(107,296,300)	$171,380

Three Months Ended September 30,2024

	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of June 30, 2024	17.488	-	-	$-	41,394	$4	$105,928,915	27	$(96,935,005)	$8,993,941
Common stock issued for warrant exercise	-	-	-	-	493,469	49	1,634	-	-	1,683
Fair value of vested stock options	-	-	-	-	-	-	(36,848)	-	-	(36,848)
Stock payable towards preference dividend	-	-	-	-	-		27	(27)	-	-
Net loss	-	-	-	-	-	-	-	-	(2,354,090)	(2,354,090)
Balance as of September 30, 2024	17.488	$-	-	$-	534,863	$53	$105,893,728	$-	$(99,289,095)	$6,604,686

Three Months Ended September 30,2025

	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of June 30, 2025	17.488	$-	-	$-	752,390	$74	$107,173,418	-	$(105,700,341)	$1,473,151
Common stock issued for cash	-	-	-	-	34,512	3	149,463	-	-	149,466
Fair value of vested stock options	-	-	-	-	-	-	39,957	-	-	39,957
Fair value of vested restricted stock units	-	-	-	-	-	-	104,765	-	-	104,765
Net loss	-	-	-	-	-	-	-	-	(1,595,959)	(1,595,959)
Balance as of September 30,2025	17.488	$-	-	$-	786,902	$77	$107,467,603	$-	$(107,296,300)	$171,380

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(3,858,201)	$(7,358,943)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,928	35,489
Fixed assets write off	-	8,808
Inventory reserve	-	4,687
Stock compensation expense	316,531	467,240
Amortization of right of use assets	83,834	124,320
Warrant expense		7,323,685
Changes in fair value of warrant liability	(203,400)	(3,341,829)
Gain or Loss on settlement of warrant exercise		(3,071,252)
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	(50,488)	219,553
Increase in inventory	-	(93,745)
(Increase) Decrease in accounts payable and accrued liabilities	163,224	(74,098)
Decrease in lease liability	(56,275)	(128,757)
Net cash used in operating activities	(3,570,847)	(5,884,842)

Cash Flows from Investing Activities
Purchases of fixed assets	(17,280)	(16,000)
Proceeds from sale of fixed assets	-	3,204
Net cash used in investing activities	(17,280)	(12,796)

Cash Flows from Financing Activities
Proceeds from issuance of common stock	1,152,684	1,148,470
Proceeds from warrant issuances and exercises	-	5,368,363
Proceeds from issuance of cashless warrants		1,320,568
Repayment of loan	-	(28,484)
Net cash provided by financing activities	1,152,684	7,808,917

Net increase (decrease) in cash	(2,435,443)	1,911,280

Cash, beginning of period	3,229,480	2,833,907

Cash, end of period	$794,036	$4,745,187

Supplemental disclosures of cash items
Interest paid	$42,988	$23,211
Income tax paid	$-	$-

Supplemental disclosures of non-cash items
Stock dividend payable	$-	$(5,232)
Right of use asset	$491,363	$229,771
Lease liability	$525,328	$237,162
Cashless Warrants		3,071,252

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Notes to Condensed Consolidated Financial Statements

For the nine months ended September 30, 2025 and 2024

(Unaudited)

Note 1 - Nature of the Business

ENDRA Life Sciences Inc. (“ENDRA” or the “Company”) is designing a medical device for accurate liver fat measurement for use in metabolic disease detection and management and GLP-1 drug eligibility and management in circumstances where other technologies are unavailable or impractical.

In 2025, the Company adopted a digital asset treasury (“DAT”) strategy under which the principal holding in its treasury reserve on its balance sheet will be allocated to cryptocurrency, and specifically a strategy of holding one to five decentralized finance digital assets. Additionally, the Company intends to monitor ongoing developments in the regulatory environment around cryptocurrencies, including pending federal legislation, and may modify or expand its DAT strategy to the extent it determines compliant with federal rules and regulations and not giving rise to a requirement that the Company register as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”).

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. The balance sheet at September 30, 2025 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual financial statements for the twelve months ended December 31, 2024 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2025.

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

Inventory

The Company’s inventory is stated at the lower of cost or estimated net realizable value, with cost primarily determined on a weighted-average cost basis on the first-in, first-out method. The Company periodically determines whether a reserve should be taken for devaluation or obsolescence of inventory. The Company assessed its inventory at September 30, 2025 and the reserve remained at 100% of the inventory. As of September 30, 2025 and December 31, 2024, the Company had recorded reserves of $0 and $2,525,179, respectively. As of September 30, 2025 and December 31, 2024, the Company had inventory valued at $0.

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

Leases

Accounting Standards Update (“ASU”) No. 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. At September 30, 2025 and December 31, 2024 the Company recorded a right of use asset of $491,363 and $578,013, respectively. At September 30, 2025 and December 31, 2024 the Company recorded a lease liability of $525,328 and $584,419, respectively.

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the three months ended September 30, 2025 and 2024, the Company incurred $432,113 and $794,444 of expenses related to research and development costs, respectively.  During the nine months ended September 30, 2025 and 2024, the Company incurred $1,341,859 and $2,552,336 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 328,143 and 180,986 potentially dilutive shares, which include outstanding common stock options, and warrants, as of September 30, 2025 and December 31, 2024, respectively.

	September 30,	December 31,
	2025	2024
Options to purchase common stock	266	278
Warrants to purchase common stock	180,707	180,707
Shares issuable upon conversion of Series A Convertible Preferred Stock	1	1
Restricted Stock Units	147,169	-
Potential equivalent shares excluded	328,143	180,986

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to September 30, 2025 of $107,296,300. The Company had working capital of $248,402 as of September 30, 2025. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern and will require additional financing to fund its future planned operations, including research and development and commercialization of its products. These matters raise substantial doubt about the Company’s ability to continue as going concern. The accompanying financial statements for the nine months ended September 30, 2025 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of, or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

The Company considered recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 - Inventory

As of September 30, 2025 and December 31, 2024, inventory consisted of raw materials, subassemblies to be used in the assembly of Thermo-Acoustic Enhanced Ultrasound (“TAEUS”) systems, and finished goods. As of September 30, 2025, the Company had no orders pending for the sale of a TAEUS system.

As of September 30, 2025 and December 31, 2024, the Company had recorded reserves of $0 and $2,525,179, respectively. As of September 30, 2025 and December 31, 2024, the Company had inventory valued at $0.

Note 4 - Fixed Assets

As of September 30, 2025 and December 31, 2024, fixed assets consisted of the following:

	September 30,	December 31,
	2025	2024
Property, leasehold and capitalized software	$597,234	$579,954
TAEUS development and testing	125,151	125,151
Accumulated depreciation	(669,753)	(635,824)
Fixed assets, net	$52,633	$69,281

Depreciation expense for the three months ended September 30, 2025 and September 30, 2024 was $10,786 and $11,496, respectively.

Depreciation expense for the nine months ended September 30, 2025 and September 30, 2024 was $33,928 and $35,489, respectively.

Note 5 - Accounts Payable and Accrued Liabilities

As of September 30, 2025 and December 31, 2024, current liabilities consisted of the following:

	September 30,	December 31,
	2025	2024
Accounts payable	$252,491	$269,683
Payroll accrual	152,556	63,140
Accrued employee benefits	5,750	5,750
Accrued expenses	260,719	169,720
Total	$671,516	$508,293

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

Note 7 - Capital Stock

Capital Stock

At September 30, 2025, the authorized capital of the Company consisted of 30,000,000 shares of capital stock, comprised of 20,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”), 1,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”), 100,000 shares of its preferred stock as Series C Preferred Stock, and the remainder of the 9,889,000 preferred shares remain authorized but undesignated.

As of September 30, 2025, there were 786,902 shares of common stock outstanding, 17.488 shares of Series A Preferred Stock, and no shares of Series B Preferred Stock or Series C Preferred Stock issued and outstanding, and a stock payable balance of $0.

During the nine months ended September 30, 2025, the Company issued a total of 249,994 shares of its common stock under the February 2024 ATM Agreement in return for aggregate net proceeds of $1,152,686, which takes into account $35,953 in compensation paid to Ascendiant Capital Markets, LLC (“Ascendiant”) in its role as Sales Agent under the February 2024 ATM Agreement.

At-the-Market Equity Offering Program

On February 14, 2024, the Company entered into a new At-The-Market Issuance Sales Agreement with Ascendiant (the “February 2024 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $6.2 million, which replaced the Company’s prior At-The-Market Issuance Sales Agreement. Under the February 2024 ATM Agreement, as of September 30, 2025, the Company has issued a total of 249,994 shares of its common stock in return for aggregate net proceeds of $1,152,686, resulting in $35,953 of compensation paid to Ascendiant. On October 13, 2025, the Company terminated the February 2024 ATM Agreement.

Reverse Stock Split

On August 16, 2024, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to its certificate of incorporation, which effectuated, as of August 20, 2024 at 12:01 a.m. Eastern Time, a reverse split of the Company’s common stock at a ratio of one-for-50 (the “August 2024 Reverse Stock Split”).

On November 4, 2024, the Company filed with the Secretary of State of the State of Delaware a certificate of amendment to its certificate of incorporation, which effectuated, as of November 7, 2024 at 12:01 a.m. Eastern Time, a reverse split of the Company’s common stock at a ratio of one-for-35 (the “November 2024 Reverse Stock Split”).

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

Note 8 - Common Stock Options, Restricted Stock Units and Restricted Stock

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the Omnibus Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. There were no issuances of stock options in the quarter ended September 30, 2025. A summary of option activity under the Company’s Omnibus Plan as of September 30, 2025, and changes during the quarter then ended, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term (Years)
Balance outstanding at December 31, 2024	278	$30,628.90	5.35
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(12)	120,055.83	-
Balance outstanding at September 30, 2025	266	$26,594.61	4.80
Exercisable at September 30, 2025	229	$29,710.19	4.39

Restricted Stock Units

On June 11, 2025, the Company granted a total of 161,527 restricted stock units (“RSUs”) under its Omnibus Plan. The fair value per share (closing stock price) was $3.37.  The grants included both standard RSUs issued to members of the Board of Directors and performance-based RSUs (“PBRSUs”) issued to employees. The PBRSUs are subject to both service and performance vesting conditions.

During the three months ended September 30, 2025, the Company recognized $104,765 in stock-based compensation expense related to these RSU and PBRSU grants. This expense is included in total operating expenses in the condensed consolidated statements of operations.

During the nine months ended September 30, 2025, the Company recognized $144,295 in stock-based compensation expense related to these RSU and PBRSU grants. This expense is included in total operating expenses in the condensed consolidated statements of operations.

Unrecognized stock-based compensation expense related to these RSUs will be recognized over the remaining vesting period, which is one year for standard RSUs and subject to performance conditions for PBRSUs. As of September 30, 2025, the total compensation expense to be recognized in future periods is $351,664 over the next two years.

Restricted Common Stock

On November 30, 2023, the Company issued 115 shares of restricted common stock (the “Restricted Stock”) of the Company to PatentVest, Inc. (“PatentVest”) pursuant to a Restricted Stock Agreement and Consulting Services Agreement, each with PatentVest, in exchange for certain services related to the Company’s patent portfolio. The fair value of the Restricted Stock was determined to be $200,485 using the market price of the stock on the date of the issuance. The Restricted Stock is subject to a vesting schedule pursuant to the Restricted Stock Agreement and the shares may not be sold, assigned, transferred, pledged, hypothecated, disposed of or otherwise encumbered prior to becoming vested. During the three months ended March 31, 2024, the Company recorded as vested 46 shares valued at $80,000. The Restricted Stock is subject to a vesting schedule pursuant to the Restricted Stock Agreement and the shares may not be sold, assigned, transferred, pledged, hypothecated, disposed of or otherwise encumbered prior to becoming vested. No services were provided by PatentVest, Inc. in the period ended September 30, 2025.

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

Warrant Exercises

On May 2, 2023, the Company conducted a registered offering in which the Company issued 1,232 warrants to purchase shares of common stock for an exercise price per share equal to $2,450. The warrants expire May 2, 2028. In December 2023, the Board approved a temporary reduction of the exercise price per share from $2,450 to $1,225. The Company also issued to the underwriter and its designees warrants exercisable for an aggregate of 172 shares of common stock for an exercise price per share equal to $2,625. The warrants expire November 2, 2026. During the nine months ended September 30, 2025, no warrants were exercised.

The following table summarizes all warrant activity of the Company for the nine months ended September 30, 2025:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Warrants	Price	Term (Years)
Balance outstanding at December 31, 2024	180,707	$85.38	4.58
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding at September 30, 2025	180,707	$85.38	3.84
Exercisable at September 30, 2025	180,707	$85.38	3.84

Common Stock Warrants

As described above in “Registered Offering” (Note 7), the Company issued 178,255 Series A Warrants and 178,255 Series B Warrants. The Company accounts for these 356,510 warrants, in the aggregate, in accordance with the guidance in ASC 815 “Derivative and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified the warrant instruments as a liability at fair value and adjusts the instruments to fair value each period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. During the three and nine months ended September 30, 2025, the Company recognized a loss of $267,274 and a gain of $203,400, respectively, for the change in fair value of warrant liability in the statement of operations. As of September 30, 2025, the Company recognized $595,884 of warrant liability.

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

Input	September 30, 2025	December 31, 2024
Exercise Price	$75.95	$28.70 and $1.75
Stock Price	$5.38	$7.26
Volatility	151.2% and 151.9%	131% and 167%
Discount Rate	3.67% and 3.65%	4.36%
Expected Dividend	-	-
Expected Life (Years)	3.89 and 1.39	4.64

Note 10 - Related Party Transactions

In September 2024, the Company began using IS Bookkeeping & Payroll, which is a division of Impact Solve, LLC (dba Impact Solutions) (“Impact Solutions”), an accounting and chief financial officer service firm. The Company’s Chief Financial Officer works in a part-time capacity for the Company through Impact Solutions. For the three month periods ended September 30, 2025 and September 30, 2024, Impact Solutions and IS Bookkeeping & Payroll provided services to the Company totaling $45,548 and $35,881, respectively.  For the nine month periods ended September 30, 2025 and September 30, 2024, Impact Solutions and IS Bookkeeping & Payroll provided services to the Company totaling $126,566 and $63,831, respectively.

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at September 30, 2025 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 3.42 years.

As of September 30, 2025, the maturities of operating lease liabilities are as follows:

Operating
Lease
2025	45,835
2026 and beyond	579,966
Total	$625,802
Less: amount representing interest	(100,474)
Present value of future minimum lease payments	525,328
Less: current obligations under leases	(128,791)
Long-term lease obligations	$396,537

For the nine months ended September 30, 2025 and 2024, the Company incurred rent expenses of $142,914 and $164,405, respectively.

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

Richard Jacroux - On August 7, 2024, the Company’s Board of Directors appointed Richard Jacroux as Chief Financial Officer. Mr. Jacroux works in a part-time capacity for the Company through Impact Solutions. Mr. Jacroux receives a base monthly fee of $8,650 plus expenses in respect of his services to the Company. The Company’s needs have typically required more than the base fee, averaging $13,683 a month for the three months ending September 30, 2025 and $11,431 a month for the nine months ending September 30, 2025.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. As of September 30, 2025, there were no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the nine months ended September 30, 2025, and 2024:

	Nine Months	Nine Months
	Ended	Ended
Operating Expenses	September 30, 2025	September 30, 2024
Research and development	$1,341,859	$2,552,366
Sales and marketing	183,110	484,769
General and administrative	2,616,106	3,483,303
Total operating expenses	4,141,075	6,520,408

Operating loss	(4,141,075)	(6,520,408)

Other segment items (a)	282,874	(838,535)

Net loss	$(3,858,201)	$(7,358,943)

Reconciliation of net loss
Adjustments and reconciling items	-	-

Consolidated net loss	$(3,858,201)	$(7,358,943)

(a) Other segment items included in segment loss includes warrant expense, changes in warrant liability and interest income.

Note 13– Subsequent Events

On October 10, 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors (the “Purchasers”) pursuant to which the Company agreed to sell and issue to the Purchasers in a private placement offering (the “Private Placement”) an aggregate of 744,340 shares of common stock, and/or prefunded warrants in lieu thereof (the “Prefunded Warrants”), and warrants (the “Common Warrants”) to purchase an aggregate of up to 1,488,680 shares of common stock at a per share exercise price of $6.32.  Each share of common stock (or Prefunded Warrant in lieu thereof) and accompanying Common Warrants were sold at a combined purchase price of $6.57. The Private Placement closed on October 15, 2025.

On October 23, 2025, the Company announced that it had purchased 78,863.1 HYPE tokens with an estimated total value of approximately $3,000,000 as of October 21, 2025 to launch its Digital Asset Treasury (“DAT”) strategy.

On October 29, 2025, the Company entered into an At-The-Market Issuance Sales Agreement (the “ATM Agreement”) with Lucid Capital Markets, LLC, as sales agent (“Lucid”), pursuant to which the Company may offer and sell, from time to time through Lucid, shares of its common stock, par value $0.0001 per share, for aggregate gross proceeds of up to $1,750,000 (the “ATM Shares”).

Pursuant to the ATM Agreement, Lucid may sell the ATM Shares in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act, including sales made directly on or through the Nasdaq Capital Market. The Company and Lucid may also agree for the Company to sell ATM Shares to Lucid as principal in negotiated transactions, at a purchase price agreed upon by Lucid and the Company. The offer and sale of the ATM Shares pursuant to the ATM Agreement will terminate upon the earlier of (a) the issuance and sale of all of the ATM Shares subject to the ATM Agreement, (b) the termination of the ATM Agreement by Lucid or the Company pursuant to the terms thereof, or (c) the three-year anniversary of the date of the ATM Agreement. The Company has no obligation to sell any of the ATM Shares, and may at any time suspend offers under the Agreement or terminate the Agreement.

The Company has agreed to pay Lucid a commission of up to 3.0% of the aggregate gross proceeds from any ATM Shares sold by Lucid and to provide Lucid with customary indemnification and contribution rights, including for liabilities under the Securities Act. The Company also will reimburse Lucid for certain specified expenses in connection with entering into and maintaining the ATM Agreement. The ATM Agreement contains customary representations and warranties and conditions to the placements of the ATM Shares pursuant thereto.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, the terms “we,” “us,” “our,” “ENDRA” and the “Company” refer to ENDRA Life Sciences Inc., a Delaware corporation, and its direct and indirect subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and related notes thereto in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Form 10-Q, including those regarding our strategies, prospects, financial condition, operations, costs, plans and objectives, are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals and product launches. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in, or implied by, the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: expectations regarding our Digital Asset Treasury (“DAT”) strategy and ability to execute such strategy successfully, our limited commercial and DAT experience; limited cash and history of losses; our ability to obtain adequate financing to fund our business operations or DAT strategy in the future; risks relating to the treatment of crypto assets for U.S. and foreign tax purposes; regulatory developments related to crypto assets and crypto asset markets; a determination that we are an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”); any changes in the accounting treatment of cryptocurrency holdings; the risk that the price of the Company’s common stock may be highly correlated to the price of the digital assets that it holds; our ability to achieve profitability; our ability to develop a commercially feasible application based on our Thermo-Acoustic Enhanced Ultrasound (“TAEUS”) technology; market acceptance of our technology; uncertainties associated with any future pandemic, including possible effects on our operations; results of our human studies, which may be negative or inconclusive; our ability to find and maintain development partners; our reliance on collaborations and strategic alliances and licensing arrangements; the amount and nature of competition in our industry; our ability to protect our intellectual property; potential changes in the healthcare industry or third-party reimbursement practices; delays and changes in regulatory requirements, policy and guidelines including potential delays in submitting required regulatory applications for Food and Drug Administration (“FDA”) approval; our ability to obtain and maintain CE mark certification and secure required FDA and other governmental approvals for our TAEUS applications; our ability to regain compliance with the listing standards of the Nasdaq Capital Market and maintain the listing of our common stock on such exchange; our ability to comply with regulation by various federal, state, local and foreign governmental agencies and to maintain necessary regulatory clearances or approvals; and the other risks and uncertainties described in the Risk Factors section of our Annual Report on Form 10-K for the period ended December 31, 2024, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2025, and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Our medical device business model will primarily be a low barrier-to-entry, multi-year, subscription-based business model with monthly recurring revenue (MRR), while also offering a traditional product sale with annual upgrade and maintenance fees. These sales are expected to be made by a direct sales force to four markets:

1.	Pharmaceutical Companies and Clinical Research Organizations (“CROs”) - to assist them in the efficient screening and monitoring subjects for new GLP-1, NASH/MASH and Insulin Sensitizers clinical trials.

2.	High-End Primary Care Clinics - to assist them screening patients for obesity, diabetes and liver disease as well as monitor response to lifestyle changes and drug therapies.

3.	Bariatric and Metabolic Clinics - for obesity and other metabolic diseases detection and therapies response monitoring.

4.	Primary & Internal Medicine at Large - to screen patients for obesity, diabetes and liver disease and monitor response to lifestyle change and drug therapy.

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

Digital Asset Treasury Strategy

In 2025, the Company adopted a DAT strategy under which the principal holding in our treasury reserve on our balance sheet will be allocated to cryptocurrency, and specifically a strategy of holding one to five decentralized finance digital assets, beginning with $HYPE, the native digital asset of the Hyperliquid network (“HYPE”). Additionally, we intend to monitor ongoing developments in the regulatory environment around cryptocurrencies, including pending federal legislation, and may modify or expand our DAT strategy to the extent we determine compliant with federal rules and regulations and not giving rise to a requirement that the Company register as an investment company under the 1940 Act. While HYPE will initially serve as our primary treasury reserve asset and we are focused on accumulating a long-term position in one to five decentralized finance digital assets, including HYPE, our existing business operations will continue.

On October 15, 2025, we closed a private placement of common stock, prefunded warrants, and common stock warrants for gross proceeds of approximately $4.9 million.  The majority of net proceeds from the offering are intended to establish the Company’s DAT strategy and, on October 23, 2025, the Company announced that it had purchased 78,863.1 HYPE tokens with an estimated total value of approximately $3,000,000 as of October 21, 2025. A portion of net proceeds from the offering is for working capital purposes, including the pilot validation imaging study of the Company’s TAEUS liver device. Pursuant to the securities purchase agreement pursuant to which the offering was consummated, the Company may spend up to $750,000 of offering proceeds on the pilot validation study and no more than $1 million in the aggregate, including offering proceeds, on such study.

Financial Operations Overview

Revenue

No revenue has been generated by our TAEUS technology, which we have not commercially sold as of September 30, 2025.

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

Share-based Compensation

Our Omnibus Plan permits the grant of stock options and other stock awards to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2025, the pool of shares issuable under the Omnibus Plan automatically increased by 178,033 shares from 1,738 shares to 179,771 shares. As of September 30, 2025, there were 32,336 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Results of Operations

Three months ended September 30, 2025 and 2024

Revenue

We had no revenue during the three months ended September 30, 2025 and 2024.

Cost of Goods Sold

We had no cost of goods sold during the three months ended September 30, 2025 and 2024.

Research and Development

Research and development expenses were $432,113 for the three months ended September 30, 2025, as compared to $794,444 for the three months ended September 30, 2024, a decrease of $362,331, or 46%. The costs include primarily wages, fees, equipment and third-party costs for the development of our TAEUS product line. Research and development expenses decreased from the prior year as we complete development of our initial TAEUS product and began focusing our spending on clinical trials and commercialization of the product that has been developed.

Sales and Marketing

Sales and marketing expenses were $45,285 for the three months ended September 30, 2025, as compared to $83,157 for the three months ended September 30, 2024, a decrease of $37,872, or 46%. The costs include primarily headcount and pre-selling activities for our TAEUS product line. Sales and marketing expenses decreased largely due to continued reductions in expenses resulting from our restructuring in the second quarter of 2024. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the three months ended September 30, 2025 were $893,305, compared to $631,413 for the three months ended September 30, 2024, an increase of $261,892, or 41%. Our wage and related expenses for the three months ended September 30, 2025 were $356,788, compared to $(142,536) for the three months ended September 30, 2024. Wage and related expenses in the three months ended September 30, 2025 included $145,220 of stock compensation expense related to the issuance and vesting of options and RSUs for the three months ended September 30, 2025. Our professional fees, which include legal, audit, and investor relations, for the three months ended September 30, 2025 were $312,139, compared to $598,255 for the three months ended September 30, 2024.

Other Income

Other expense was $225,256 for the three months ended September 30, 2025 was primarily due to changes in fair value of warrant liability. Other expense was $845,076 for the three months ended September 30, 2024, an increase of $619,820, or 73%, due to changes in fair value of warrant liability. For the three months ended September 30, 2025, there were changes in fair value of warrant liability of $267,274.

Net Loss

As a result of the foregoing, for the three months ended September 30, 2025, we recorded a net loss of $1,595,959, compared to a net loss of $2,354,090 for the three months ended September 30, 2024.

Nine months ended September 30, 2025 and 2024

Revenue

We had no revenue during the nine months ended September 30, 2025 and 2024.

Cost of Goods Sold

We had no cost of goods sold during the nine months ended September 30, 2025 and 2024.

Research and Development

Research and development expenses were $1,341,859 for the nine months ended September 30, 2025, as compared to $2,552,336 for the nine months ended September 30, 2024, a decrease of $1,210,477, or 47%. The costs include primarily wages, fees, equipment and third-party costs for the development of our TAEUS product line. Research and development expenses decreased from the prior year as we completed development of our initial TAEUS product and began focusing our spending on clinical trials and commercialization of the product that has been developed.

Sales and Marketing

Sales and marketing expenses were $183,110 for the nine months ended September 30, 2025, as compared to $484,769   for the nine months ended September 30, 2024, a decrease of $301,659, or 62%. The costs include primarily headcount and pre-selling activities for our TAEUS product line. Sales and marketing expenses decreased largely due to continued reductions in expenses resulting from our restructuring in the second quarter of 2024. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the nine months ended September 30, 2025 were $2,616,106, compared to $3,483,303 for the nine months ended September 30, 2024, a decrease of $867,197, or 25%. Our wage and related expenses for the nine months ended September 30, 2025 were $994,098, compared to $1,079,942 for the nine months ended September 30, 2024. Wage and related expenses in the nine months ended September 30, 2025 included $296,273 of stock compensation expense related to the issuance and vesting of options and RSUs. Our professional fees, which include legal, audit, and investor relations, for the nine months ended September 30, 2025 were $1,031,954, compared to $1,820,454 for the nine months ended September 30, 2024.

Other Income

Other income was $282,874 for the nine months ended September 30, 2025, compared to other expense of $838,535 for the nine months ended September 30, 2024, an increase of $1,121, 409, or 134%, due to increased interest income. For the nine months ended September 30, 2025, there were changes in fair value of warrant liability of $203,400.

Net Loss

As a result of the foregoing, for the nine months ended September 30, 2025, we recorded a net loss of $3,858,201, compared to a net loss of $7,358,943 for the nine months ended September 30, 2024.

Near-Term Liquidity and Capital Resources

We are experiencing financial and operating challenges. In the absence of immediate additional liquidity for our TAEUS program, we will be forced to delay or reduce our product development programs and commercialization efforts, materially curtail or cease our operations, sell or dispose of our rights or assets, pursue sale or other strategic transactions, or undergo restructuring or insolvency proceedings. As of September 30, 2025, we had an accumulated deficit of $107,296,300 and had $794,036 in cash. The majority of net proceeds from our October 2025 private placement is put towards our DAT strategy, while the amount of proceeds from such offering we put towards our TAEUS program is limited to $750,000. To date we have funded our operations through private and public sales of our securities and will need to raise additional funds in order to execute on our business plan, fully commercialize our TAEUS technology, execute on our DAT strategy, and generate revenues.

We need additional capital to allow us to continue to execute our commercialization plans and to execute on our DAT strategy. We are considering potential financing options that may be available to us, such as sales of our common stock, including through our at-the-market sales program. Except for the at-the-market sales program, we have no commitments to obtain any additional funds, and there can be no assurance funds will be available in sufficient amounts or on acceptable terms. If we are unable to obtain sufficient additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The consolidated financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the nine months ended September 30, 2025, we incurred net losses of $3,858,201 and used cash in operations of $3,570,847. In light of our cash balance as of September 30, 2025, we will need to raise additional capital in order to fund operations through the next twelve months, and prior to any ability to fund operations from revenue generated from the sale of our products. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the nine months ended September 30, 2025, we used $3,570,847 of cash in operating activities primarily as a result of our net loss of $3,858,201, offset by share-based compensation of $316,531, amortization of right of use assets of $83,834, depreciation expense of $33,928, change in fair value of warrant liability of $(203,400), and net changes in operating assets and liabilities of $56,461.

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

Investing Activities

During the nine months ended September 30, 2025, we used $17,280 in investing activities related to purchases of fixed assets. During the nine months ended September 30, 2024, we used $16,000 in investing activities related to purchases of fixed assets, and received $3,204 in proceeds from sale of fixed assets.

Financing Activities

During the nine months ended September 30, 2025, our financing activities provided $1,152,684 in proceeds from issuances of common stock. During the nine months ended September 30, 2024, our financing activities provided $1,148,470 in proceeds from issuances of common stock, $5,368,363 in proceeds from warrant exercises. We also used $28,484 to repay a loan from TD Bank under the Canadian Emergency Business Account.

Long-Term Liquidity

We have not completed the commercialization of any of our TAEUS technology platform applications. We expect to continue to incur significant expenses relating to the development of our TAEUS technology for the foreseeable future. We anticipate that our expenses will increase substantially as we:

●	advance the engineering design and development of our TAEUS technology;

●	acquire parts and build finished goods inventory of the TAEUS FLIP system;

●	complete regulatory filings required for marketing approval of our NAFLD TAEUS application in the United States, including clinical studies to advance our de novo application with the FDA;

●	seek to hire a small internal marketing team to engage and support channel partners and clinical customers for our NAFLD TAEUS application;

●	expand marketing of our NAFLD TAEUS application;

●	advance development of our other TAEUS applications; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development, planned commercialization efforts and our operation as a public company.

It is possible that we will not achieve the progress that we expect because the actual costs and timing of completing the development and regulatory approvals for a new medical device are difficult to predict and are subject to substantial risks and delays. We have no committed external sources of funds except for our at-the-market offering program with Lucid Capital Markets, LLC, the use of which may be limited due to registration statement rules relating to public float. We do not expect that our existing cash will be sufficient for us to complete the commercialization of our NAFLD TAEUS application, or to complete the development of any other TAEUS application and we will need to raise substantial additional capital for those purposes. As a result, we will need to finance our future cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Our forecast of our financial resources is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the Risk Factors section of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Until we can generate a sufficient amount of revenue from our TAEUS platform applications or through our DAT strategy, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to delay, reduce the scope of or eliminate one or more of our research or development programs or our commercialization efforts or perhaps even cease the operation of our business. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or applications or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Off-Balance Sheet Transactions

At September 30, 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of September 30, 2025, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of  September 30, 2025: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

To remediate the material weakness, management intends to implement the following measures during 2025, as the Company’s resources and financial means allow:

●	Add additional accounting personnel or outside consultants to properly segregate duties and to effect timely, accurate preparation of the financial statements; and

●	Continue the development of adequate written accounting policies and procedures.

The additional hiring is contingent upon our efforts to obtain additional funding and the results of our operations.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that could affect these controls during the three months ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes to our Risk Factors as therein previously reported, except as noted below:

Risks Related to Cryptocurrency

Absent federal regulations, there is a possibility that certain cryptocurrencies may be classified as “securities.” Any classification of a cryptocurrency as a “security” would subject us to additional regulation and could materially impact the operation of our business.

Cryptocurrency refers to digital assets that are issued by and transmitted through an open-source protocol, collectively maintained by a peer-to-peer network of decentralized user nodes. We believe that digital assets intrinsically linked to a blockchain system, and the value of which is derived from or is reasonably expected to be derived from the use of the blockchain system, such as HYPE, are not securities, but neither the SEC nor any other U.S. federal or state regulator has formally taken such a position. Despite the Trump Administration’s Executive Order titled “Strengthening American Leadership in Digital Financial Technology” which includes as an objective “protecting and promoting the ability of individual citizens and private sector entities alike to access and to maintain self-custody of digital assets,” cryptocurrency has not yet been classified with respect to U.S. federal securities laws. Therefore, while (for the reasons discussed below) we believe that HYPE and other cryptocurrencies intrinsically linked to a blockchain system are digital commodities and not “securities” within the meaning of the U.S. federal securities laws, and registration of the Company under the 1940 Act, is therefore not required under the applicable securities laws, we acknowledge that a regulatory body or federal court may determine otherwise. Therefore, our belief, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that cryptocurrency is a “security,” which would require us to register as an investment company under the 1940 Act.

We have also adapted our process for analyzing the U.S. federal securities law status of cryptocurrencies over time, as guidance and case law have evolved. As part of our U.S. federal securities law analytical process, we take into account a number of factors, including the various definitions of “security” under U.S. federal securities laws and federal court decisions interpreting the elements of these definitions, such as the U.S. Supreme Court’s decisions in the Howey and Reves cases, as well as court rulings, reports, orders, press releases, public statements, and speeches by the SEC Commissioners and SEC Staff providing guidance on when a digital asset or a transaction to which a digital asset may relate may be a security for purposes of U.S. federal securities laws. Our belief that HYPE and other blockchain-linked cryptocurrencies in which we intend to invest are not a “security” is premised, among other reasons, on our belief that such cryptocurrencies do not meet the elements of the Howey test. For instance, ownership of HYPE and other blockchain-linked cryptocurrencies do not convey the right to receive any interest, rewards, or other returns.

We acknowledge, however, that the SEC, a federal court or another relevant entity could take a different view. The regulatory treatment of cryptocurrency is such that it has drawn significant attention from legislative and regulatory bodies, in particular the SEC which has previously stated it deemed cryptocurrency a security. Application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change. Our belief, even if reasonable under the circumstances, would not preclude legal or regulatory action based on a finding that cryptocurrency, or any other digital asset we might hold is a “security.” As such, we are at risk of enforcement proceedings against us, which could result in potential injunctions, cease-and-desist orders, fines, and penalties if cryptocurrency was determined to be a security by a regulatory body or a court. Such developments could subject us to fines, penalties, and other damages, and adversely affect our business, results of operations, financial condition, and prospects.

The emergence or growth of other digital assets, including those with significant private or public sector backing, could have a negative impact on the price of cryptocurrencies we hold and adversely affect our business.

The emergence or growth of digital assets other than cryptocurrencies we may hold could have a material adverse effect on our financial condition. There are numerous alternative digital assets and many entities, including consortia and financial institutions, are researching and investing resources into private or permissioned blockchain platforms or digital assets. For example, some cryptocurrency networks utilize proof-of-work mining. Others use a “proof-of-stake” mechanism for validating transactions that requires significantly less computing power than proof-of-work mining. If the mechanisms for validating transactions in alternative digital assets are perceived as superior to the mechanisms used by the digital assets in which we invest, those digital assets could gain market share.

Other alternative digital assets could include “stablecoins,” which are designed to maintain a constant price because of, for instance, their issuers’ promise to hold high-quality liquid assets (such as U.S. dollar deposits and short-term U.S. treasury securities) equal to the total value of stablecoins in circulation. Stablecoins have grown rapidly as an alternative to other digital assets as a medium of exchange and store of value, particularly on digital asset trading platforms.

Additionally, central banks in some countries have started to introduce digital forms of legal tender. For example, China’s CBDC project was made available to consumers in January 2022, and governments including the United States, the United Kingdom, the European Union, and Israel have been discussing the potential creation of new CBDCs. Whether or not they incorporate blockchain or similar technology, CBDCs, as legal tender in the issuing jurisdiction, could also compete with, or replace, other digital assets as a medium of exchange or store of value. As a result, the emergence or growth of these or other digital assets could cause the market price of cryptocurrencies we hold to decrease, which could have a material adverse effect on our business, financial condition and results of operations.

If we were deemed to be an investment company under the 1940 Act, applicable restrictions likely would make it impractical for us to continue segments of our business as currently contemplated.

Under Sections 3(a)(1)(A) and (C) of the 1940 Act, a company generally will be deemed to be an “investment company” if (i) it is, or holds itself out as being, engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, or trading in securities or (ii) it engages, or proposes to engage, in the business of investing, reinvesting, owning, holding, or trading in securities and it owns or proposes to acquire investment securities having a value exceeding 40% of the value of its total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) on an unconsolidated basis. Rule 3a-1 under the 1940 Act generally provides that notwithstanding the Section 3(a)(1)(C) test described in clause (ii) above, an entity will not be deemed to be an “investment company” for purposes of the 1940 Act if no more than 45% of the value of its assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) consists of, and no more than 45% of its net income after taxes (for the past four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of such entity, and securities issued by qualifying companies that are controlled primarily by such entity. We do not believe that we are an “investment company” as such term is defined in either Section 3(a)(1)(A) or Section 3(a)(1)(C) of the 1940 Act.

Historically, we have been focused on developing a next-generation enhanced ultrasound technology platform—Thermo-Acoustic Enhanced Ultrasound, or TAEUS®. Recently, we have begun focusing on pursuing opportunities to expand our portfolio into coins, digital assets and cryptocurrency. Since we believe cryptocurrency is not an investment security, we do not hold ourselves out as being engaged primarily, or propose to engage primarily, in the business of investing, reinvesting, or trading in securities within the meaning of Section 3(a)(1)(A) of the 1940 Act.

With respect to Section 3(a)(1)(C), we believe we satisfy the elements of Rule 3a-1 and therefore are deemed not to be an investment company under, and we intend to conduct our operations such that we will not be deemed an investment company under, Section 3(a)(1)(C). We believe that we are not an investment company pursuant to Rule 3a-1 under the 1940 Act because, on a consolidated basis with respect to wholly-owned subsidiaries but otherwise on an unconsolidated basis, no more than 45% of the value of the Company’s total assets (exclusive of U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, and cash items) consists of, and no more than 45% of the Company’s net income after taxes (for the last four fiscal quarters combined) is derived from, securities other than U.S. government securities, shares of registered money market funds under Rule 2a-7 of the 1940 Act, securities issued by employees’ securities companies, securities issued by qualifying majority owned subsidiaries of the Company, and securities issued by qualifying companies that are controlled primarily by the Company.

Cryptocurrency and other digital assets, as well as new business models and transactions enabled by blockchain technologies, present novel interpretive questions under the 1940 Act. There is a risk that assets or arrangements that we have concluded are not securities could be deemed to be securities by the SEC or another authority for purposes of the 1940 Act, which would increase the percentage of securities held by us for 1940 Act purposes. The SEC has requested information from a number of participants in the digital assets ecosystem, regarding the potential application of the 1940 Act to their businesses. For example, in an action unrelated to the Company, in February 2022, the SEC issued a cease-and-desist order under the 1940 Act to BlockFi Lending LLC, in which the SEC alleged that BlockFi was operating as an unregistered investment company because it issued securities and also held more than 40% of its total assets, excluding cash, in investment securities, including the loans of digital assets made by BlockFi to institutional borrowers.

If we were deemed to be an investment company, Rule 3a-2 under the 1940 Act is a safe harbor that provides a one-year grace period for transient investment companies that have a bona fide intent to be engaged primarily, as soon as is reasonably possible (in any event by the termination of such one-year period), in a business other than that of investing, reinvesting, owning, holding, or trading in securities, with such intent evidenced by the company’s business activities and an appropriate resolution of its board of directors. The grace period is available not more than once every three years and runs from the earlier of (i) the date on which the issuer owns securities and/or cash having a value exceeding 50% of the issuer’s total assets on either a consolidated or unconsolidated basis or (ii) the date on which the issuer owns or proposes to acquire investment securities having a value exceeding 40% of the value of such issuer’s total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Accordingly, the grace period may not be available at the time that we seek to rely on Rule 3a-2; however, Rule 3a-2 is a safe harbor and we may rely on any exemption or exclusion from investment company status available to us under the 1940 Act at any given time. Furthermore, reliance on Rule 3a-2, Section 3(a)(1)(C), or Rule 3a-1 could require us to take actions to dispose of securities, limit our ability to make certain investments or enter into joint ventures, or otherwise limit or change our service offerings and operations. If we were to be deemed an investment company in the future, restrictions imposed by the 1940 Act—including limitations on our ability to issue different classes of stock and equity compensation to directors, officers, and employees and restrictions on management, operations, and transactions with affiliated persons—likely would make it impractical for us to continue our business as contemplated, and could have a material adverse effect on our business, results of operations, financial condition, and prospects.

We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

As cryptocurrency and other digital assets are relatively novel and the application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of cryptocurrency. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of cryptocurrency or the ability of individuals or institutions such as us to own or transfer cryptocurrency.

If cryptocurrency is determined to constitute a security for purposes of the federal securities laws, the additional regulatory restrictions imposed by such a determination could adversely affect the market price of cryptocurrency and in turn adversely affect the market price of our common stock. Moreover, the risks of us engaging in a cryptocurrency treasury strategy have created, and could continue to create complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Changes in the accounting treatment of cryptocurrency holdings could have significant accounting impacts, including increasing the volatility of our results.

In December 2023, the FASB issued ASU 2023-08, which upon our adoption will require us to measure in-scope cryptocurrency assets at fair value in our statement of financial position, and to recognize gains and losses from changes in the fair value of our cryptocurrency in net income each reporting period. ASU 2023-08 will also require us to provide certain interim and annual disclosures with respect to our cryptocurrency holdings. The standard is effective for our interim and annual periods beginning January 1, 2025, with a cumulative-effect adjustment to the opening balance of retained earnings as of the beginning of the annual reporting period in which we adopt the guidance. Due in particular to the volatility in the price of cryptocurrencies, we expect the adoption of ASU 2023-08 to have a material impact on our financial results in future periods, increase the volatility of our financial results, and affect the carrying value of our cryptocurrency on our balance sheet, and it could also have adverse tax consequences, which in turn could have a material adverse effect on our financial results and the market price of our common stock. Additionally, as a result of ASU 2023-08 requiring a cumulative-effect adjustment to our opening balance of retained earnings as of the beginning of the annual period in which we adopt the guidance and not permitting retrospective restatement of our historical financial statements, our future results will not be comparable to results from periods prior to our adoption of the guidance.

The broader digital assets industry, including the technology associated with digital assets, the rate of adoption and development of, and use cases for, digital assets, market perception of digital assets, and the legal, regulatory, and accounting treatment of digital assets are constantly developing and changing, and there may be additional risks in the future that are not possible to predict.

Changes in our ownership of cryptocurrency could have accounting, regulatory and other impacts, as well. While we currently intend to primarily own cryptocurrency directly, we may investigate other potential approaches to owning cryptocurrencies, including indirect ownership (for example, through ownership interests in a fund that owns cryptocurrencies and deemed ownership via ownership of cryptocurrency derivative assets). If we were to own all or a portion of our cryptocurrencies in a different manner, the accounting treatment for our cryptocurrencies, our ability to use our cryptocurrencies as collateral for additional borrowings, and the regulatory requirements to which we are subject, may correspondingly change. For example, the volatile nature of cryptocurrencies may force us to liquidate our holdings to use it as collateral, which could be negatively impacted by any disruptions in the cryptocurrency market, and if liquidated, the value of the collateral would not reflect potential gains in market value of our cryptocurrency.

Our management relies upon the advice of an asset manager through an asset management agreement to assist in building a narrowly focused investment strategy and the execution of the Company’s strategy and may not yield the desired return.

We have engaged an asset manager to manage our cryptocurrency holdings and have adopted a treasury policy in which we plan to maintain a majority of our holdings in one to five decentralized finance digital assets, including HYPE. Our management, cryptocurrency advisory board and such asset manager will have broad discretion in the application of the net proceeds from any offering by the Company and could spend the proceeds in ways that do not improve our results of operations or enhance the value of our common stock. The failure to apply these funds effectively could result in financial losses that could cause the price of our common stock to decline.

Cryptocurrency price volatility may materially depress asset valuations, necessitating substantial cash reserves or liquidity buffers to maintain operational resilience. These risks are compounded by the lack of comprehensive regulation governing cryptocurrency trading platforms, which face material exposure to fraud, market manipulation, security breaches, and operational failures that could materially and adversely affect the value of our cryptocurrency holdings.

We may invest in even more cryptocurrencies in the future, which could materially and adversely affect our business, financial condition and results of operations, primarily due to the inherent price volatility of cryptocurrency and the impact of accounting standards. Cryptocurrencies can be highly susceptible to sharp price swings, which can significantly impact our financial statements, especially under mark-to-market accounting. To mitigate these risks, companies holding significant amounts of cryptocurrencies must maintain substantial capital reserves to absorb potential declines in asset value without compromising their overall financial health. This heightened need for liquidity reflects the increased risk associated with holding cryptocurrencies and underscores the importance of robust risk management strategies when navigating the uncertainties of the digital asset market.

Digital asset trading platforms handling cryptocurrencies and particularly small-cap cryptocurrencies are relatively new and often operate without the oversight typical of regulated securities or commodities markets. Many platforms, particularly those based outside the United States, are subject to limited or inconsistent regulatory standards and often do not provide transparent information about their ownership, management, or compliance practices. This lack of oversight increases the risk of fraudulent activities such as artificial trading volume, wash trading, and market manipulation—issues that have been documented in unregulated cryptocurrency markets and could similarly affect cryptocurrency trading. Reports have indicated that a significant portion of trading volume on unregulated digital asset trading platforms may be artificially inflated or non-economic in nature.

Manipulative behavior on cryptocurrency exchanges can distort market prices and lead to unexpected losses for investors. As a result, reduced market confidence in these platforms could negatively impact the liquidity and value of cryptocurrencies. We may hold substantial amounts of cryptocurrencies and must be vigilant about these risks, as trading activity that is not reflective of genuine market interest can lead to volatility and potential losses.

The operational integrity of digital asset trading platforms is another critical risk factor. Many of these platforms may lack robust security measures, making them vulnerable to hacking, fraud, and other operational problems. As we may hold large quantities of cryptocurrencies, we must consider the risk of security breaches, which could materially and adversely affect our business, financial condition and results of operations.

We intend to use the majority of net proceeds from any future offering by the Company to purchase additional cryptocurrency, the price of which has been, and will likely continue to be, highly volatile.

We may use the net proceeds from any future offering by the Company to purchase additional HYPE and other cryptocurrencies in accordance with our treasury strategy. Cryptocurrency is a highly volatile asset. Cryptocurrency does not pay interest, but if management determines to stake the cryptocurrency tokens in treasury, rewards can be earned on cryptocurrency. The ability to generate a return on investment from the net proceeds from any offering by the Company will depend on whether there is appreciation in the value of HYPE and other cryptocurrencies following our purchases of such cryptocurrency with the net proceeds from any future offering by the Company and whether the Company is successful in pursuing other strategies to create income streams or otherwise generate funds using its cryptocurrency holdings. Future fluctuations in HYPE and other cryptocurrency’s trading prices may result in our converting cryptocurrency purchased with the net proceeds from any offering into cash with a value substantially below the net proceeds from such an offering.

Cryptocurrency and other digital assets are novel assets, and are subject to significant legal, commercial, regulatory and technical uncertainty, which could adversely impact their price. The application of state and federal securities laws and other laws and regulations to digital assets is unclear in certain respects, and it is possible that regulators in the United States or foreign countries may interpret or apply existing laws and regulations in a manner that adversely affects the price of various cryptocurrencies. The U.S. federal government, states, regulatory agencies, and foreign countries may also enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions, that could materially impact the price of cryptocurrency or the ability of individuals or institutions such as us to own or transfer cryptocurrency. For example, the U.S. executive branch and SEC, among others in the United States and abroad, have been active in recent years, and laws including the European Union’s Markets in Crypto Asset Regulation and the U.K.’s Financial Services and Markets Act 2023 became law. It is not possible to predict whether, or when, any of these developments will lead to Congress granting additional authorities to the SEC or other regulators, or whether, or when, any other federal, state or foreign legislative bodies will take any similar actions. It is also not possible to predict the nature of any such additional authorities, how additional legislation or regulatory oversight might impact the ability of digital asset markets to function or the willingness of financial and other institutions to continue to provide services to the digital assets industry, nor how any new regulations or changes to existing regulations might impact the value of digital assets generally and cryptocurrency specifically. The consequences of increased or different regulation of digital assets and digital asset activities could adversely affect the market price of cryptocurrency and in turn adversely affect the market price of our common stock. Moreover, the risks of engaging in a digital asset treasury strategy are relatively novel and have created, and could continue to create, complications due to the lack of experience that third parties have with companies engaging in such a strategy, such as increased costs of director and officer liability insurance or the potential inability to obtain such coverage on acceptable terms in the future.

Cryptocurrency holdings are less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity for us to the same extent as cash and cash equivalents.

Historically, the crypto markets have been characterized by significant volatility in price; limited liquidity and trading volumes compared to sovereign currencies markets; relative anonymity; a developing regulatory landscape; potential susceptibility to market abuse and manipulation; compliance and internal control failures at exchanges; and various other risks inherent in its entirely electronic, virtual form and decentralized network. During times of market instability, we may not be able to sell our cryptocurrency at favorable prices or at all. Further, cryptocurrency which we hold with our custodians does not enjoy the same protections as are available to cash or securities deposited with or transacted by institutions subject to regulation by the Federal Deposit Insurance Corporation or the Securities Investor Protection Corporation. Additionally, pursuant to the asset management agreement we intend to enter into with the asset manager, we are currently and may generally be unable to enter into term loans or other capital raising transactions collateralized by our unencumbered cryptocurrency or otherwise generate funds using our cryptocurrency holdings, including in particular during times of market instability or when the price of cryptocurrency has declined significantly. If we are unable to sell our cryptocurrency, enter into additional capital raising transactions using cryptocurrency as collateral, or otherwise generate funds using our cryptocurrency holdings, or if we are forced to sell our cryptocurrency at a significant loss, in order to meet our working capital requirements, our business and financial condition could be negatively impacted.

Cryptocurrencies do not pay interest or dividends.

Cryptocurrencies do not pay interest or other returns and we can only generate cash from our cryptocurrency holdings if we sell our cryptocurrency or implement strategies to create income streams or otherwise generate cash by using our cryptocurrency holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our cryptocurrency holdings, and any such strategies may subject us to additional risks.

We are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

Mutual funds, exchange-traded funds and their directors and management are subject to extensive regulation as “investment companies” and “investment advisers” under U.S. federal and state law; this regulation is intended for the benefit and protection of investors. We are not subject to, and do not otherwise voluntarily comply with, these laws and regulations. This means, among other things, that the execution of or changes to our cryptocurrency treasury strategy, our use of leverage, the manner in which our cryptocurrency is intended to be custodied, our ability to engage in transactions with affiliated parties and our operating and investment activities generally are not subject to the extensive legal and regulatory requirements and prohibitions that apply to investment companies and investment advisers. Consequently, our board of directors has broad discretion over the investment, leverage and cash management policies it authorizes, whether in respect of our cryptocurrency holdings or other activities we may pursue, and has the power to change our current policies, including our strategy of acquiring and holding cryptocurrency.

If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our cryptocurrency, or if our private keys are lost or destroyed, or other similar circumstances or events occur, we may lose some or all of our cryptocurrency and our financial condition and results of operations could be materially adversely affected.

Security breaches and cyberattacks are of particular concern with respect to cryptocurrency. Blockchain-based cryptocurrencies and the entities that provide services to participants in the cryptocurrency ecosystem have been, and may in the future be, subject to security breaches, cyberattacks, or other malicious activities. For example, in October 2021, it was reported that hackers exploited a flaw in the account recovery process and stole from the accounts of at least 6,000 customers of the Coinbase exchange, although the flaw was subsequently fixed and Coinbase reimbursed affected customers. Similarly, in November 2022, hackers exploited weaknesses in the security architecture of the FTX Trading digital asset exchange and reportedly stole over $400 million in digital assets from customers. A successful security breach or cyberattack could result in:

●	a partial or total loss of our cryptocurrency in a manner that may not be covered by insurance or the liability provisions of the custody agreements with the custodians who hold our cryptocurrency;

●	harm to our reputation and brand;

●	improper disclosure of data and violations of applicable data privacy and other laws; or

●	significant regulatory scrutiny, investigations, fines, penalties, and other legal, regulatory, contractual and financial exposure.

Further, any actual or perceived data security breach or cybersecurity attack directed at other companies with digital assets or companies that operate digital asset networks, regardless of whether we are directly impacted, could lead to a general loss of confidence in the broader cryptocurrency ecosystem or in the use of the cryptocurrency network to conduct financial transactions, which could negatively impact us.

Attacks upon systems across a variety of industries, including industries related to cryptocurrency, are increasing in frequency, persistence, and sophistication, and, in many cases, are being conducted by sophisticated, well-funded and organized groups and individuals, including state actors. The techniques used to obtain unauthorized, improper or illegal access to systems and information (including personal data and digital assets), disable or degrade services, or sabotage systems are constantly evolving, may be difficult to detect quickly, and often are not recognized or detected until after they have been launched against a target. These attacks may occur on our systems or those of our third-party service providers or partners. We may experience breaches of our security measures due to human error, malfeasance, insider threats, system errors or vulnerabilities or other irregularities. In particular, we expect that unauthorized parties will attempt to gain access to our systems and facilities, as well as those of our partners and third-party service providers, through various means, such as hacking, social engineering, phishing and fraud. Threats can come from a variety of sources, including criminal hackers, hacktivists, state-sponsored intrusions, industrial espionage, and insiders. In addition, certain types of attacks could harm us even if our systems are left undisturbed. For example, certain threats are designed to remain dormant or undetectable, sometimes for extended periods of time, or until launched against a target and we may not be able to implement adequate preventative measures. Further, there has been an increase in such activities due to the increase in work-from-home arrangements. The risk of cyberattacks could also be increased by cyberwarfare in connection with the ongoing Russia-Ukraine, Israel-Hamas and Israel-Iran conflicts, or other future conflicts, including potential proliferation of malware into systems unrelated to such conflicts. Any future breach of our operations or those of others in the cryptocurrency industry, including third-party services on which we rely, could materially and adversely affect our financial condition and results of operations.

We face significant risks relating to disruptions, forks, 51% attacks, hacks, network disruptions, or other adverse events or other compromises to the cryptocurrency blockchains, which could materially and adversely impact our business, financial condition and results of operations.

Blockchain networks are maintained by decentralized networks of participants, and as such are susceptible and vulnerable to a variety of risks, including disruptions, security breaches, and fundamental technical issues. Both networks are vulnerable to attacks by malicious actors who gain control of a significant portion of the network’s mining hash rate, a scenario commonly referred to as a 51% attack. In such an event, the attacker could double-spend transactions, reverse previously confirmed transactions, or otherwise disrupt the normal operations of the network. Successful 51% attacks have historically undermined trust in affected blockchain networks and could materially decrease the value of cryptocurrency assets.

Additionally, forks, or splits in the underlying protocol, may occur when participants fail to reach consensus on proposed upgrades or changes. Forks can lead to the creation of duplicate networks, confusion among market participants, dilution of the original network’s value, and disruption of the network’s operations. Hard forks, in particular, can materially and adversely impact the perceived stability and value of digital assets, leading to reduced demand and price declines.

Further, hacks and other security breaches targeting the core infrastructure of blockchain networks or major participants, such as exchanges and custodians, could severely impact the reputation and market confidence in these networks. Exploits of protocol-level vulnerabilities could also compromise the integrity of the cryptocurrency blockchains, resulting in a substantial loss of value.

The success and growth of cryptocurrency assets depend significantly on their continued security, stability, and scalability. Any technical failures, consensus breakdowns, governance disputes, or regulatory interventions that diminish confidence in the networks or impair their functionality could lead to a material decline in their market prices, which could materially and adversely impact our business, financial condition and results of operations. A sustained or significant decrease in the price or liquidity of cryptocurrencies, whether due to 51% attacks, forks, hacks, network disruptions, or other adverse events, could negatively impact our business, financial condition, and results of operations. Furthermore, even the perception that any of these events could occur may lead to significant market volatility and price declines, adversely affecting our business, financial condition and results of operations.

Our custodially-held cryptocurrencies may become part of the custodian’s insolvency estate if one or more of our custodians enters bankruptcy, receivership or similar insolvency proceedings.

We plan to hold substantially all of our cryptocurrency in custody accounts at a U.S.-based, institutional-grade custodian that has demonstrated a record of regulatory compliance and information security. As we further execute on our strategy, we intend to expand our holdings to multiple similar custodians.

If our custodially-held cryptocurrencies are considered to be the property of our custodians’ estates in the event that any such custodians were to enter bankruptcy, receivership or similar insolvency proceedings, we could be treated as a general unsecured creditor of such custodians, inhibiting our ability to exercise ownership rights with respect to such cryptocurrencies and this may ultimately result in the loss of the value related to some or all of such assets. A series of recent high-profile bankruptcies, closures, liquidations, regulatory enforcement actions and other events relating to companies operating in the digital asset industry, the closure or liquidation of certain financial institutions that provided lending and other services to the digital assets industry, and the filing and subsequent settlement of a civil fraud lawsuit have highlighted the counterparty risks applicable to owning and transacting in digital assets. These bankruptcies, closures, liquidations and other events have likely negatively impacted the adoption rate and use of cryptocurrencies. Additional bankruptcies, closures, liquidations, regulatory enforcement actions or other events involving participants in the digital assets industry in the future may further negatively impact the adoption rate, price, and use of cryptocurrencies, limit the availability to us of financing collateralized by such assets, or create or expose additional counterparty risks. Any loss associated with such insolvency proceedings is unlikely to be covered by any insurance coverage we maintain related to our cryptocurrencies. Even if we are able to prevent our cryptocurrencies from being considered the property of a custodian’s bankruptcy estate as part of an insolvency proceeding, it is possible that we would still be delayed or may otherwise experience difficulty in accessing our cryptocurrencies held by the affected custodian during the pendency of the insolvency proceedings. Any such outcome could have a material adverse effect on our financial condition and the market price of our listed securities.

Risks Related to Owning Our Securities, Our Financial Results and Our Need for Financing

Our stock is subject to minimum requirements to remain listed on the Nasdaq Capital Market, including a minimum bid price requirement and stockholders’ equity requirement, and may be delisted if it does not maintain compliance with those requirements.

On May 3, 2024, the Company received a notification letter from the Listing Qualifications Department of Nasdaq (the “Staff”) notifying the Company that, because the closing bid price for the Company’s common stock listed on Nasdaq was below $1.00 for 30 consecutive trading days, the Company no longer met the minimum bid price requirement for continued listing on The Nasdaq Capital Market under Nasdaq Marketplace Rule 5550(a)(2), requiring a minimum bid price of $1.00 per share (the “Minimum Bid Price Requirement”).

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

On May 27, 2025, the Company received a notification letter from the Staff notifying the Company that its stockholders’ equity had fallen below the $2,500,000 required minimum for continued listing set forth in the Stockholders’ Equity Requirement. The notification letter stated that the Company had until July 11, 2025 to provide Nasdaq with a specific plan to achieve and sustain compliance. The Company submitted its plan to regain compliance on July 11, 2025 and subsequently provided the Staff with additional materials. On October 31, 2025, the Company received written notice that, based on review of the compliance plan and additional materials, the Staff had granted the Company an extension to November 24, 2025 to regain compliance with the Stockholders’ Equity Requirement.

As a result of the Company’s closing of a private placement offering for gross proceeds of approximately $4.9 million on October 15, 2025, the Company believes it has regained compliance with the minimum $2.5 million Stockholders’ Equity Requirement for continued listing. Nasdaq will continue to monitor the Company’s ongoing compliance with the Stockholders’ Equity Requirement and, if at the time of its next periodic report the Company does not evidence compliance, it may be subject to delisting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended September 30, 2025.

Item 6. Exhibits

Exhibit Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company, as amended [Restated for SEC filing purposes only] (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2025)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-214724), as amended, originally filed on November 21, 2016)
10.1	Form of Registration Rights Agreement by and between ENDRA Life Sciences Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2025)
10.2	Amended and Restated Investment Management Agreement dated as of September 17, 2025 by and between ENDRA Life Sciences Inc. and Arca Investment Management, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on October 15, 2025)
31.1	Certification of Periodic Report by Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management compensatory plan, contract or arrangement.
**	Certain information has been omitted from the exhibit pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDRA LIFE SCIENCES INC.

Date: November 14, 2025	By:	/s/ Alexander Tokman
Alexander Tokman
Chief Executive Officer and Chairman
(Principal Executive Officer)

ENDRA LIFE SCIENCES INC.

Date: November 14, 2025	By:	/s/ Richard Jacroux
Richard Jacroux
Chief Financial Officer
(Principal Financial and Accounting Officer)