Form 10-K
period 2025-12-31
ENDRA Life Sciences Inc.
filed 2026-03-31
CIK 1681682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission file number: 001-37969

ENDRA Life Sciences Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-0579295
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3600 Green Court, Suite 350, Ann Arbor, MI	48105-1570
(Address of Principal Executive Offices)	(Zip Code)

(734) 335-0468

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NDRA	The Nasdaq Stock Market LLC

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2025, was approximately $2,685,462 based on the closing sales price of the common stock as reported on the Nasdaq Capital Market on June 30, 2025.

As of March 31, 2026, there were 1,240,751 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

ENDRA LIFE SCIENCES INC.

i

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

Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	our limited commercial experience, limited cash and history of losses;

●	our ability to obtain adequate financing to fund our business operations in the future;

●	our ability to achieve profitability;

●	delays and changes in regulatory requirements, policy and guidelines, including potential delays in submitting required regulatory applications or other submissions with respect to U.S. Food and Drug Administration (“FDA”) or other regulatory agency approval;

●	our ability to obtain and maintain required CE mark certifications and secure required FDA and other governmental approvals for our Thermo-Acoustic Enhanced Ultrasound (“TAEUS”) applications;

●	our ability to develop any commercially feasible applications based on our TAEUS technology;

●	market acceptance of our technology;

●	the effect of macroeconomic conditions on our business;

●	results of our human studies, which may be negative or inconclusive;

ii

●	our ability to find and maintain development partners;

●	our reliance on third parties, collaborations, strategic alliances and licensing arrangements to complete our business strategy;

●	the amount and nature of competition in our industry;

●	our ability to protect our intellectual property;

●	potential changes in the healthcare industry or third-party reimbursement practices;

●	our ability to comply with regulation by various federal, state, local and foreign governmental agencies and to maintain necessary regulatory clearances or approvals;

●	our ability to regain compliance with Nasdaq listing standards;

●	our ability to successfully execute on our new digital asset treasury strategy;

●	risks related to regulatory developments regarding digital assets and digital asset markets, which could adversely affect our business, financial condition, and results of operations;

●	the volatile and unpredictable cycles in the digital asset industry;

●	in the accounting treatment of digital assets;

●	our dependence on our senior management team; and

●	the other risks and uncertainties described in the Risk Factors and in Management’s Discussion and Analysis of Financial Condition and Results of Operations sections of this Annual Report.

Any forward-looking statement made by us in this report is based only on information currently available to us and speaks only as of the date on which it is made. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

iii

PART I

As used in this Annual Report, unless the context otherwise requires, the terms “ENDRA,” “we,” “us,” “our,” and the “Company” refer to ENDRA Life Sciences Inc., a Delaware corporation, and its subsidiaries.

Item 1. Business

OVERVIEW

We were incorporated as a Delaware corporation in 2007. We are developing a next-generation enhanced ultrasound technology platform—Thermo- Acoustic Enhanced Ultrasound, or TAEUS®.

Our initial focus for the development and commercialization of TAEUS is a solution for the assessment of liver fat, a key biomarker associated with metabolic diseases, including metabolic dysfunction-associated steatotic liver disease (“MASLD”) and metabolic dysfunction-associated steatohepatitis

(“MASH”).

Our objective is to develop a scalable biomarker solution for metabolic disease assessment and management through a non-invasive, point- of-care approach.

We have periodically evaluated and refined our vision, purpose, and go-to-market strategy with respect to TAEUS in response to evolving market conditions and development priorities.

To support adoption across targeted market segments, we are focused on:

●	Leveraging artificial intelligence and machine learning models to enhance measurement accuracy accuracy and reproducibility;

●	Integrating thermo-acoustic technology with conventional ultrasound to streamline workflows and reduce operator variability; and

●	Reducing system size and cost to improve accessibility across care settings.

For our go-to-market strategy, we intend to focus on serving these four markets:

1.	Pharmaceutical Companies and Clinical Research Organizations (“CROs”);

2.	High-end Primary Care Networks (Concierge Medicine);

3.	Bariatric and Metabolic Clinics; and

4.	Primary and Internal Medicine Practices.

We plan to offer a multi-year, subscription-based business model with recurring revenue, while continuing to support traditional capital equipment sales with associated service and upgrade offerings.

In 2025, the Company expanded its business strategy to include a Digital Asset Treasury (“DAT”) initiative, managed in collaboration with Arca Investment Management (“Arca”), which seeks to optimize capital preservation and generate non-dilutive returns through investments in decentralized finance (“DeFi”) assets. This financial strategy operates in tandem with the Company’s core medical technology mission: the commercialization of the TAEUS platform via a recurring subscription model, with a specific focus on the burgeoning GLP-1 and metabolic disease markets.

RECENT DEVELOPMENTS

We continue to examine the positioning (need, cost, and technical considerations) of our TAEUS platform in the rapidly evolving market for point-of-care assessment of liver fat disease against other opportunities for our platform, such as monitoring of thermo-ablative surgical procedures.

In 2026, we implemented cost reduction measures, including a reduction in headcount and prioritization of development activities over clinical ones, to extend our operating runway and focus resources on product improvements and regulatory strategy for our TAEUS liver application.

These actions are expected to impact the timing of certain development activities, including delaying the timing of a future De Novo submission to the U.S. Food and Drug Administration (“FDA”) relating to our TAEUS liver application. We are continuing to refine our clinical and regulatory strategy based on prior FDA feedback and ongoing development efforts.

On March 25, 2026, the Company announced that its Board of Directors initiated a process to evaluate a range of strategic alternatives aimed at maximizing shareholder value. As a part of this process, the Board will evaluate a range of potential alternatives, including, but not limited to strategic investments, mergers, business combinations, in-licensing or collaboration arrangements, asset sales, or sale or merger of the Company. The Company has not set a timetable for completion of the process, and there is no guarantee it will result in any transaction or other strategic outcome.

THE IMPORTANCE OF UNDERSTANDING LIVER FAT

The accumulation of fat in the liver, referred to as steatotic liver disease (“SLD”), is a key biomarker of metabolic diseases, particularly MASH. MASH is a more severe form of MASLD, characterized by liver inflammation and early fibrosis that can progress to cirrhosis, and even hepatocellular carcinoma, and other life-threatening diseases. The presence of excess liver fat is strongly associated with metabolic disorders such as insulin resistance, type 2 diabetes, and hypertension. Additionally, excess liver fat, particularly in the form of MASLD, is considered to be a cardiometabolic risk factor, and studies show statistically significant correlation with increased incidence of kidney disease, cancer, and neurodegenerative disease.

OPPORTUNITY

Rising SLD with No Reliable, Inexpensive, Point-of-Care Test

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

Given its increasing prevalence, clinical guidelines are now beginning to emphasize liver fat screening as a crucial component of metabolic disease management. Yet the lack of an effective, widely available diagnostic tool remains a significant barrier to proper disease management and intervention.

Emerging Therapeutics for Liver Fat Reduction

Pharmaceutical advancements are opening new doors for the treatment of SLD, particularly with the rise of GLP-1 receptor agonists. Originally developed for type 2 diabetes, GLP-1 drugs have shown promise in treating a variety of conditions, including obesity, cardiovascular disease, kidney disease, and liver disease.

Multiple pharmaceutical companies are actively developing GLP-1 receptor agonists and related therapies, reflecting significant industry investment in metabolic disease treatment. As new therapies emerge, the need for improved diagnostic methods to identify and monitor patients undergoing treatment is critical.

Diagnostic Gaps: The Urgent Need for Improved Liver Fat Detection

Current methods for assessing liver fat include MRI-based techniques and liver biopsy. MRI-based methods are effective but expensive and resource- intensive, limiting routine use. Liver biopsy is invasive and not suitable for widespread screening or monitoring.

Alternative approaches, including conventional ultrasound and blood-based tests, may lack sufficient accuracy or do not directly quantify liver fat. As a result, there remains a need for non-invasive, cost-effective, point-of-care tools capable of assessing liver fat.

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

Ultrasound Technology

An ultrasound system transmits sound waves, which bounce off tissues, organs and blood in the body. The ultrasound system captures these echoes and uses them to create an image. Ultrasound technology excels at imaging the structure of internal organs, muscles, and bone surfaces. Due to its utility, cost- effectiveness and safety profile, ultrasound imaging is frequently used in a physician’s examination room or at a patient’s bedside as a first-line diagnostic tool, which has resulted in an overall increase in the number of ultrasound scans performed.

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

However, ultrasound’s imaging capabilities are more limited compared to CT and MRI technology. Currently, ultrasound systems cannot measure tissue temperature during thermal ablation surgery or quantify fat levels accurately across the stages of SLD to make to be effective for metabolic diseases detection and therapies response monitoring, or the efficient screening and monitoring of subjects for GLP-1 clinical trials, where CT and MRI systems are used.

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

Our TAEUS Technology Platform for Clinical Applications

To increase the versatility of our thermoacoustic technology, we are developing TAEUS technology as a platform for multiple applications. Unlike the near-infrared light pulses used in our earlier photoacoustic systems, our TAEUS technology uses RF pulses to stimulate tissues, using a small fraction of the energy that is typically transmitted into the body during an MRI scan. Using RF energy enables TAEUS technology to penetrate deep into tissue, enabling tissue composition at clinically relevant depths. The RF pulses are absorbed by tissue and converted into ultrasound signals, which are detected by an external ultrasound receiver and a digital acquisition system that is part of the TAEUS system. The detected ultrasound can then be processed into ultrasound overlays or quantitative data that may be translated into clinically useful metrics using our proprietary algorithms and displayed to complement conventional gray-scale ultrasound images.

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

We believe that our TAEUS technology has the potential to add a number of new capabilities to conventional ultrasound, CT or MRI Imaging systems In our ex-vivo and in-vivo testing, we have demonstrated that the TAEUS platform has the following capabilities and potential clinical applications:

●	Tissue composition assessment

●	Temperature monitoring

●	Vascular imaging

●	Tissue perfusion analysis

TAEUS Liver Device

ENDRA’s first clinical product is designed to interface with a conventional ultrasound scanner, utilizing the scanner’s B-mode imaging to guide the selected region for assessment of liver fat content. The following sub-systems comprise ENDRA’s first generation product.

●	Energy Generation: The RF source consists of a low power waveform generator and a high gain amplifier. Together, these components generate the characteristic pulses of energy required to excite thermoacoustic signals in tissue.

●	Energy Delivery into Tissue: The RF applicator transmits pulses of energy generated by the RF source into tissue. The applicator is positioned at the skin surface in proximity to the target region for measurement and is designed to efficiently couple pulsed RF energy into target tissues.

●	Signal Detection: A “receive only” ultrasound transducer specifically designed and optimized for thermoacoustic imaging. The transducer sub-system detects thermoacoustic signals induced by the RF source within tissue. The transducer assembly is connected to high-speed electronics for signal amplification, digitization, and processing.

●	Computation and Display: The computer provides processing capability to both utilize the conventional ultrasound data for navigation to the measurement site of interest, and the calculations required to convert digitized thermoacoustic signals into estimates of fat content in liver tissue. The entire sub-system will reside in a single enclosure, on wheels, and sit adjacent to the patient exam bed. A small digital touchscreen display is used for both operator input and the display of data.

TAEUS platforms may provide two-dimensional imaging with a transducer composed of multiple receive elements. ENDRA is currently developing an improved version of its first-generation liver device. The RF source and applicator are similar to those in the first-generation product, but the multi-element transducer would allow for multiple applications including reading tissue composition, response to thermoablative procedures, vascular flow, tissue perfusion, and other potential applications.

TARGET MARKETS

We intend to initially focus on four potential markets for the TAEUS liver device: 1) Pharmaceutical Companies and CROs, 2) High-end Primary Care Networks, 3) Bariatric and Metabolic Clinics and 4) Primary and Internal Medicine at large. We expect that there will also be minimal focus on Hepatology and Radiology customers.

Pharmaceutical Companies and Clinical Research Organizations (CROs)

A growing number of pharmaceutical companies are engaged in the development of GLP-1 and related metabolic disease therapies and recruiting patients for Phase 3 clinical trials remains one of the most critical and challenging aspects of drug development.

●	GLP-1 Trials: The typical patient count for Phase 3 GLP-1 trials ranges between 1,000 and 3,000. However, patient recruitment is complicated by screening failure rates, which can range between 20% and 50%. This means that to secure 1,000 eligible participants, as many as 2,000 individuals must be screened.

●	MASH Trials: Similarly, Phase 3 clinical trials for MASH drugs require between 1,000 and 2,000 participants. Given the complexity of the disease and eligibility requirements, the screening process must cover between 2,500 and 10,000 candidates to meet the required participation levels.

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

High-End Primary Care Networks (Concierge Medicine)

High-End Primary Care Networks, also known as concierge medicine, have expanded in recent years, reflecting increased demand for personalized and preventative care models.

One area where concierge medicine can differentiate itself is through advanced metabolic health monitoring, particularly liver fat fraction assessment. Early detection and proactive management of liver fat accumulation can provide significant health benefits, particularly for patients at risk of metabolic disorders, obesity, and diabetes—conditions frequently encountered in concierge practices.

Concierge medicine thrives on offering innovative health solutions that traditional primary care settings may not provide. New technologies are of high interest in this sector, and cost is less of a concern, making our offering an attractive investment for concierge networks. By incorporating liver fat fraction monitoring into routine patient assessments, it is possible that concierge physicians can:

●	Offer personalized preventative care;

●	Enhance cardiometabolic risk management;

●	Strengthen patient engagement and retention; and

●	Set a new standard in concierge medicine.

Bariatric and Metabolic Clinics

Bariatric and metabolic clinics are on the front lines of tackling obesity and related metabolic diseases, providing critical care to thousands of patients across the U.S. A substantial and growing number of clinics are expanding their scope beyond weight loss to treat a broad range of metabolic disorders including the prescription of GLP-1 receptor agonists to help regulate appetite and blood sugar levels.

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

Primary and Internal Medicine Practices

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

Imaging centers and diagnostic labs play a crucial role in liver disease detection. They are essential for screening obesity, diabetes, and metabolic disorders at scale. However, most of these laboratories focus on blood-based markers for diabetes and liver disease. While blood tests provide valuable insights, they do not directly measure liver fat fraction or structural changes in the liver—critical indicators of metabolic health.

CLINICAL STUDIES, REGULATORY APPROVALS, AND COMMERCIALIZATION

Regulatory Market Access Approval Pathway and Human Study

Each of our TAEUS platform applications will require regulatory approvals before we are able to sell or license the application. Based on certain factors, such as the installed base of ultrasound systems, availability of other imaging technologies, such as CT and MRI, economic strength and applicable regulatory requirements, we intend to seek approval of our liver device for sale in the European Union, and the United States and may later seek approval in other markets.

We previously collaborated with certain research hospitals in North America and Europe for the conduct of clinical studies comparing our TAEUS clinical system to MRI PDFF in the measurement of liver fat. These agreements provided for clinical trials to collect data and user feedback to inform the further development of our TAEUS clinical system.

FDA De Novo Request

In the third quarter of 2023, we submitted a De Novo request to the FDA that included as support clinical data gathered from human studies comparing liver fat measurements by our TAEUS liver device to measurements by MRI-PDFF. In the fourth quarter of 2023, the FDA sent an Additional Information request related to our De Novo application. In order to fully respond to the FDA’s questions, we were required to compile additional clinical data, provide additional device test data, and respond to cybersecurity related questions in a new De Novo submission. In light of the need for additional clinical data, the original De Novo application was formally closed by the FDA on April 24, 2024 in line with FDA internal procedures. In light of the cost reduction measures described above under “Recent Developments”, we have halted the clinical activity necessary to support a new De Novo application and do not presently intend to restart such activity unless and until we have increased resources available for such purpose.

Sales and Marketing

We previously established commercial infrastructure in Europe; however, in connection with cost reduction initiatives, we have reduced certain commercial activities and are prioritizing regulatory and clinical milestones, particularly in the United States.

We expect to pursue commercialization through a focused direct sales model, supplemented over time by partnerships and channel relationships, subject to regulatory approvals and resource availability.

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

ENGINEERING, DESIGN AND MANUFACTURING

We use suppliers of components and contract manufacturers to design, assemble and test the TAEUS liver system. Suppliers are vetted before engaging in work with the Company and are reviewed annually, as part of our quality management system, to assure their performance meets our needs. We maintain internal processes to monitor designs, inventory and supply of key components needed to manufacture our TAEUS liver system. We plan production in accordance with anticipated commercialization and sales timelines and availability and lead times of needed materials.

REGULATION

European Union

The primary regulatory environment in Europe is the European Union. In the European Union, applications incorporating our TAEUS technology are regulated as Class IIa medical devices. Our MASLD TAEUS application has received, and we expect our future applications will need to receive, certification from a Notified Body required to CE mark our applications as a result of successful review of one or more submissions prepared by our contract engineering and manufacturer(s), so that such applications can be marketed and distributed within the European Economic Area. Each of our applications will be required to be regularly recertified for CE marking, which require period ISO audits and MDR conformity audits. The audit process, which will include on-site visits at our facility, and possibly the contract manufacturer’s(s’) facility(ies), will require us to provide the contract manufacturer(s) with information and documentation concerning our quality management system and all applicable documents, policies, procedures, manuals, and other information. Additionally, in order to import our devices into various EU countries, we must comply with the Restriction of Hazardous Substances Directive (“RoHS”) and the Registration, Evaluation, Authorisation and Restriction of Chemicals (“REACH”). We have undertaken a number of steps that both we and our suppliers are compliant with RoHS and REACH in order to do business in the European Union.

In the European Union, the manufacturer of medical devices is subject to current Good Manufacturing Practice, specifically ISO 13485, as set forth in the relevant recognized standards, laws and guidelines of the European Union and its member states. Compliance with ISO 13485 is assessed by a Notified Body accredited by a Competent Authority under the MDR. For a Class IIa device, typically, quality system evaluation is performed by the Notified Body, which also provides the certifications necessary to fix a CE mark to the products. The Notified Body may conduct inspections of relevant facilities, and review manufacturing procedures, operating systems and personnel qualifications. In addition to obtaining certification for each application, in many cases each device manufacturing facility must be audited on a periodic basis by the Notified Body. Further inspections may occur over the life of the application.

We also must comply with data privacy regulations in the European Union and the UK. The collection and use of health data and other personal data including data collected in clinical trials is governed in the EU by the General Data Protection Regulation (“GDPR”), which imposes substantial obligations upon companies and new rights for individuals. The GDPR also forms part of the law of Great Britain (England and Wales, Scotland and Northern Ireland) by virtue of section 3 of the European Union (Withdrawal) Act 2018 and as amended by the Data Protection, Privacy and Electronic Communications (Amendments etc.) (EU Exit) Regulations 2019 (SI 2019/419) (“UK GDPR”). Failure to comply with the GDPR may result in fines of the higher of (i) €20,000,000 or (ii) 4% of the preceding fiscal year’s total annual global revenues of the noncompliant company, among other administrative penalties, depending on the nature and severity of the violation. Although we do not expect to process any personal data from the operation of our products, the GDPR has increased our responsibility and potential liability in relation to personal data involved in the operation of our products, and we may be required to implement additional measures in order to comply with the GDPR and with other laws, rules, regulations and standards in the EU and UK relating to privacy and data protection. This may be onerous and if our efforts to comply with GDPR or other applicable laws, rules, regulations and standards are not successful, or are perceived to be unsuccessful, it could adversely affect our business.

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

We believe that our device is appropriate for classification into Class II and, based on available information, that there is no legally marketed predicate device. Hence, we expect that our device will require FDA De Novo grant prior to being legally marketed, and plan to submit any De Novo request without a preceding 510(k).

ENVIRONMENTAL

Our manufacturing processes involve the use, generation, and disposal of hazardous materials and wastes, including alcohol, adhesives, and cleaning materials. As such, we are subject to stringent federal, state, and local laws relating to the protection of the environment, including those governing the use, handling, and disposal of hazardous materials and wastes. We believe we are in material compliance; however, future regulatory changes may increase costs.

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

HUMAN CAPITAL

As of December 31, 2025, we had 11 employees, 9 of whom are employed on a full-time basis. Geographically, 10 people were in the United States and one was in Canada. Following the cost reductions measures described under “Recent Developments” above, our number of employees has been reduced to 4, and 3 former employees have transitioned to contractor roles. None of our employees are covered by a collective bargaining agreement, and we believe our relationship with our employees is good.

We also engage contractors, technical and scientific advisors and other experts, on an as-needed basis, to supplement existing staff. We believe that these advisors provide us with necessary expertise in clinical ultrasound applications, ultrasound technology, and intellectual property.

OTHER POTENTIAL APPLICATIONS OF OUR TECHNOLOGY

We are exploring additional potential applications of TAEUS technology, including thermal ablation monitoring, vascular imaging, and tissue perfusion analysis.

These applications remain under development and there can be no assurance as to their technical feasibility, regulatory approval, or commercial viability.

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

As of December 31, 2025, we maintained a patent portfolio consisting of 42 patents issued in the United States and 45 issued patents in foreign jurisdictions, 4 patent applications pending in the United States and 14 patent applications pending internationally relating to our technology. These patents and patent applications largely cover certain innovations relating to fat imaging, fat quantitation, and temperature monitoring in the liver and other tissues.

Each of our utility patents generally has a term of 20 years from its respective priority (earliest filing) date. Design patents have a term of 14 years from the filing date of the respective application. Among our issued utility patents in the U.S., the first patent is set to expire in 2033 and the last patent is set to expire in 2043.

DIGITAL ASSET TREASURY STRATEGY

The Company’s DAT strategy focuses on cryptocurrency, and specifically a strategy of holding one to five decentralized finance digital assets, beginning with $HYPE, the native digital asset of the Hyperliquid network (“HYPE”). Additionally, we intend to monitor ongoing developments in the regulatory environment around cryptocurrencies, including pending federal legislation, and may modify or expand our DAT strategy to the extent we determine compliant with federal rules and regulations and not giving rise to a requirement that the Company register as an investment company under the Investment Company Act of 1940, as amended (the “1940 Act”). While HYPE serves as our initial primary treasury reserve asset, we intend to accumulate a long-term position in one to five decentralized finance digital assets, including HYPE, that are intrinsically linked to a blockchain system, and the value of which is derived from or is reasonably expected to be derived from the use of the blockchain system.

Other than acquiring cryptocurrency with our liquid assets that exceed working capital requirements, our DAT strategy may also involve issuing debt or equity securities or engaging in other capital raising transactions with the objective of using the majority of proceeds to purchase cryptocurrency from time to time, subject to market conditions. We have not set any specific target for the amount of cryptocurrency we seek to hold, although under our DAT strategy we will maintain a majority of our holdings in one to five decentralized finance digital assets, including HYPE and other blockchain-linked cyptocurrencies. We will continue to monitor market conditions in determining whether to engage in financings to purchase additional cryptocurrency. This overall strategy also contemplates that we may (i) periodically sell cryptocurrency for general corporate purposes, including to generate cash for treasury management (which may include debt repayment, if appropriate at such time), for acquisitions, or for strategies that generate tax benefits in accordance with applicable law, (ii) enter into additional capital raising transactions that are collateralized by our cryptocurrency holdings, and (iii) pursue strategies to create income streams or otherwise generate funds using our cryptocurrency holdings (for example, generating premium income by selling call options related to cryptocurrencies).

Asset Manager

In connection with the Company’s DAT strategy, the Company entered into an Amended and Restated Investment Management Agreement (the

“Investment Management Agreement”) with Arca, pursuant to which Arca provides active asset management services in accordance with the investment strategy and investment objectives, policies, guidelines and restrictions as agreed to from time to time by the Company and Arca. Arca has discretion to manage funds allocated to the Company’s DAT strategy, focusing on decentralized finance, including, without limitation, by purchasing one to five decentralized finance digital assets, such as HYPE, directly or indirectly through the use of derivative instruments. The Investment Management Agreement may be terminated by either the Company or Arca upon not more than sixty (60) days’ but not less than thirty (30) days’ written notice to the other party.

Custody

The Company holds substantially all of its DAT assets in custody accounts at Anchorage Digital Bank, N.A. (“Anchorage”), a U.S.-based, institutional- grade custodian. As the Company develops its DAT strategy, it may expand its holdings to multiple similar custodians. In connection with its DAT strategy, Company entered into a Master Custody Service Agreement with Anchorage (the “Custody Agreement”), pursuant to which it will act as custodian of the Company’s digital assets it deposits with Anchorage. Services provided by Anchorage will include storage of digital assets and related settlement and support services. Under the Custody Agreement, Anchorage does not have the authority to assign, hypothecate, pledge, encumber or otherwise dispose of our digital assets, subject to a lien to secure payment to Anchorage in respect of its services. The Custody Agreement has an initial term of one year, at which time it will automatically renew for successive renewal terms unless either party provides no less than 30 days’ prior written notice.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risks and all other information contained in this Annual Report, including our financial statements and the related notes, before investing in our securities. The risks and uncertainties described below are not the only ones we face but include the most significant factors currently known by us that make investing in our securities speculative or risky. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, also may become important factors that affect us. If any of the following risks materialize, our business, financial condition and results of operations could be materially harmed. In that case, the trading price of our securities could decline, and you may lose some or all of your investment. The risks and uncertainties described below reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future.

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

Risks Related to our Business

●	We have a history of operating losses, we may never achieve or maintain profitability, and we will need to raise significant additional capital if we are going to continue as a going concern.

●	Our activities to evaluate and pursue potential strategic alternatives may not result in any transaction or enhance stockholder value.

●	We may not be able to successfully execute our business model.

●	Our efforts may never result in the successful development of commercial applications based on our TAEUS technology, on which our success is substantially dependent.

●	Our TAEUS platform applications may not achieve adequate market acceptance by the physicians, patients, third-party payors and others in the medical community.

●	If customers are not trained and/or the Company’s products are used by non-licensed practitioners, it could result in product misuse and potential adverse treatment outcomes, which could harm the Company’s reputation, result in product liability litigation, distract management and result in additional costs, all of which could harm the Company’s business.

●	We may not become commercially viable if there is an inadequate level of reimbursement by governmental programs and other third-party payors for our planned products or associated procedures.

●	We have limited resources and depend on third parties to design and manufacture, and seek regulatory approval of, our TAEUS applications.

●	We will need to develop marketing and distribution capabilities both internally and through our relationships with third parties in order to sell any of our TAEUS products receiving regulatory approval.

●	Competition in the medical imaging market is intense and we may be unable to successfully compete.

●	The medical device market is characterized by rapid innovation. To compete effectively, the Company may need to develop and/or acquire new products, seek regulatory clearance, market them successfully, and identify new markets for the Company’s technology.

●	We intend to market our TAEUS liver device in the EU and are subject to the risks of doing business outside of the United States.

●	There is no assurance that, if approved, the Company’s TAEUS applications will be widely adopted by customers or their patients

●	If we are unable to attract and retain qualified personnel, we may not be able to successfully manage our business and achieve our objectives.

●	Misdiagnosis, warranty and other claims, as well as product field actions and regulatory proceedings, initiated against us could increase our costs, delay or reduce our sales and damage our reputation.

●	Public health crises could adversely impact our business, including our pre-sales activities, clinical trials and ability to obtain regulatory approvals.

Risks Related to Intellectual Property and Other Legal Matters

●	If we are unable to protect our intellectual property, which entails significant expense and resources, then our financial condition, results of operations and the value of our technology and products could be adversely affected.

●	Policing unauthorized use of our proprietary rights can be difficult, expensive and time-consuming, and we might be unable to determine the extent of this unauthorized use.

●	Intellectual property rights may not provide adequate protection, which may permit third parties to compete against us more effectively.

Risks Related to Government Regulation

●	If we fail to obtain and maintain necessary regulatory clearances or approvals for our TAEUS applications, or if clearances or approvals for future applications and indications are delayed or not issued, our commercial operations will be harmed.

●	Disruptions at the FDA, including due to a reduction in the FDA’s workforce and/or inadequate funding for the FDA, could prevent the FDA from performing normal functions on which our business relies, which could negatively impact our business.

●	Healthcare reform measures could hinder or prevent our planned products’ commercial success.

●	If we fail to comply with healthcare regulations, we could face substantial penalties and our business, operations and financial condition could be adversely affected.

Risks Related to Owning Our Securities

●	Our stock is subject to minimum requirements to remain listed on the Nasdaq Capital Market, including a minimum bid price requirement and stockholders’ equity requirement, and may be delisted if it does not maintain compliance with those requirements.

●	Nasdaq has proposed enhanced listing standards, which could adversely affect our ability to maintain our Nasdaq listing and access to capital markets.

●	Our quarterly and annual results may fluctuate significantly, may not fully reflect the underlying performance of our business and may result in volatility in the price of our securities.

●	Our stock price has fluctuated in the past, has recently been volatile and may be volatile in the future for reasons unrelated to our operating performance or prospects, and as a result, investors in our common stock could incur substantial losses.

●	We may be subject to securities litigation, which is expensive and could divert management attention.

●	If we are unable to implement and maintain effective internal control over financial reporting, including by remediating current material weaknesses in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our securities may decrease.

●	Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

●	Future sales and issuances of our common stock or rights to purchase common stock, including pursuant to our at-the-market offering program or equity incentive plan, could result in dilution of the percentage ownership of our stockholders and could cause the price of our securities to fall.

●	Our charter documents and Delaware law may inhibit a takeover that stockholders consider favorable.

Risks Related to Our Digital Asset Treasury Strategy

●	We have limited experience in managing a digital asset treasury, and our expectations regarding the DAT strategy and our ability to execute such strategy successfully are subject to inherent uncertainties.

●	The prices of digital assets, including the HYPE tokens and other DeFi-related assets we hold, are extremely volatile. Fluctuations in the price of these assets may significantly impact our financial condition and the reported value of our assets.

●	Digital asset holdings are generally less liquid than our existing cash and cash equivalents and may not be able to serve as a source of liquidity to the same extent as cash in the event of an immediate need for operational funding.

●	Our strategy involves active management, including staking, options overlays, and participation in DeFi protocols. These activities involve technical risks, including smart contract vulnerabilities, “slashing” penalties in staking, and the potential failure of decentralized exchanges or protocols.

●	While we utilize third-party custodians (such as Anchorage Digital Bank), the loss of private keys, security breaches, or the insolvency of a custodian could result in the total loss of our digital asset holdings.

●	Digital asset markets are subject to evolving and potentially unfavorable regulatory developments in the U.S. and abroad. Changes in laws or regulations could restrict our ability to hold, trade, or utilize digital assets as part of our treasury.

●	If our digital asset holdings are determined to be “investment securities,” we could be classified as an “investment company” under the Investment Company Act. Such a determination would subject us to significant additional regulation and could have a material adverse effect on our business.

●	The accounting for digital assets is complex and subject to change. Furthermore, the U.S. and foreign tax treatment of digital assets is uncertain and could result in unexpected tax liabilities.

●	Our common stock price may become highly correlated to the market price of the digital assets we hold, which could lead to extreme volatility in our share price that is unrelated to the performance of our TAEUS medical technology.

●	Absent of federal regulations, there is a possibility that certain cryptocurrencies may be classified as “securities.” Any classification of a cryptocurrency as a “security” would subject us to additional regulation and could materially impact the operation of our business.

●	We, in connection with our DAT strategy, are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

●	We may be subject to regulatory developments related to crypto assets and crypto asset markets, which could adversely affect our business, financial condition, and results of operations.

General Risk Factors

●	Our business is affected by macroeconomic conditions.

●	Our cash and cash equivalents could be adversely affected if the financial institutions in which we hold our cash and cash equivalents fail.

●	The ongoing military action in Ukraine and the Middle East could have negative impact on the global economy, which could materially adversely affect our business, operations, operating results and financial condition.

●	Our business could be negatively impacted by corporate social responsibility and sustainability matters.

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

We are experiencing financial and operating challenges. We have only generated limited revenues to date and have a history of losses from operations. As of December 31, 2025, we had an accumulated deficit of $110.4 million. Our independent registered public accounting firm, in its report on our financial statements for the year ended December 31, 2025, has raised substantial doubt about our ability to continue as a going concern. To remain viable, we will require additional capital in the near term to proceed with the commercialization of our planned TAEUS applications and to meet our growth targets. Our near-term capital needs include supporting the hiring of personnel, payroll and benefits, continued scientific and potential product research and development, clinical studies to support an FDA De Novo submission, expenses associated with the development of relationships with strategic partners, intellectual property development and prosecution, funding the costs of seeking regulatory approval of TAEUS applications, expanding our sales and marketing infrastructure, capital expenditures, working capital, responses to business opportunities, and general and administrative expenses.

We are actively exploring additional sources of liquidity and may seek to raise such capital through, among other means, public or private equity offerings (including sales of our common stock under our at-the-market equity offering program), debt financings, corporate collaborations and/or licensing arrangements. However, general market conditions or the market price of our common stock may not support these capital raising transactions on terms favorable to us, or at all. If we are unable to obtain adequate financing or financings on terms satisfactory to us when we require it, we will be forced to undertake capital preservation measures that may include delaying or reducing our product development programs and commercialization efforts, materially curtailing or eliminating our operations, selling or disposing of our rights or assets, pursuing a sale or other strategic transactions, or undergoing restructuring or insolvency proceedings. Factors that could limit our ability to raise additional capital include, among other matters:

●	the expectation that we will continue to incur losses and generate negative cash flows from operations;

●	our substantially limited liquidity and capital resources to meet our obligations as they become due;

●	the potential that our common stock will be delisted by Nasdaq in the event we fail to regain compliance with the minimum stockholders’ equity requirement; and

●	risks and uncertainties that are described in more detail in the Risk Factors and Management’s Discussion and Analysis of Financial Condition and Results of Operations sections in this Annual Report on Form 10-K.

Additionally, on October 10, 2025, we entered into a securities purchase agreement (the “Securities Purchase Agreement”) with certain accredited investors, which included a provision that the Company shall not issue, enter into any agreement to issue or announce the issuance or proposed issuance of any shares of Common Stock or Common Stock equivalents at a price per share less than $6.57 until October 10, 2026, subject to certain exceptions.

To date, we have financed our operations through the net proceeds from offerings of shares of common and preferred stock, warrants and convertible notes. Our future funding requirements will depend on many factors, including, but not limited to:

●	the costs, timing and outcomes of regulatory reviews associated with our future products, including TAEUS applications;

●	the progress, timing, costs and outcomes of our clinical studies, including the ability to timely enroll patients in such clinical trials;

●	the costs and expenses of expanding our sales and marketing infrastructure;

●	the costs and timing of developing variations of our TAEUS applications and, if necessary, obtaining regulatory clearance of such variations;

●	the degree of success we experience in commercializing our products, particularly our TAEUS applications;

●	the extent to which our TAEUS applications are adopted by hospitals for use by primary care physicians, hepatologists, radiologists and oncologists for diagnosis of fatty liver disease and the thermal ablation of lesions;

●	the number and types of future products we develop and commercialize;

●	the costs of preparing, filing and prosecuting patent applications and maintaining, enforcing and defending intellectual property-related claims;

●	the extent and scope of our general and administrative expenses;

●	the outcome, timing and cost of regulatory approvals, including the potential that the FDA or comparable regulatory authorities may require that we perform more studies than those that we currently expect;

●	the amount of sales and other revenues from technologies and products that we may commercialize, if any, including the selling prices for such potential products and the availability of adequate third-party reimbursement;

●	the terms and timing of any potential future collaborations, licensing or other arrangements that we may establish;

●	cash requirements of any future acquisitions and/or the development of other products;

●	the costs of operating as a public company;

●	the cost and timing of completion of commercial-scale, outsourced manufacturing activities;

●	the time and cost necessary to respond to technological and market developments;

●	the success of our DAT strategy;

●	regulatory developments regarding digital assets and digital asset markets;

●	the accounting treatment for digital assets; and

●	the trading price of digital assets that we own and the liquidity in the markets in which they are traded.

Our activities to evaluate and pursue potential strategic alternatives may not result in any transaction or enhance stockholder value.

We have begun evaluating and exploring a variety of strategic alternatives focused on maximizing stockholder value, including, but not limited to, strategic investments, mergers, business combinations, in-licensing or collaboration arrangements, asset sales, or sale or merger of the Company. Our ability to successfully execute on any strategic alternative is dependent on a number of factors and we may not be able to execute upon a transaction or other strategic alternative upon favorable terms within an advantageous timeframe and recognize significant value for our assets, if at all. Additionally, the negotiation and consummation of a transaction or other strategic alternative may be costly and time-consuming. Any executed strategic alternative may not maximize or even enhance stockholder value, could result in total costs and expenses that are greater than expected, could make it more difficult to attract and retain qualified personnel and may disrupt our operations, each of which could have a material adverse effect on our business.

The market price of our common stock may reflect a market assumption that a strategic alternative will occur, and a failure to complete a strategic alternative could result in negative investor perceptions and could cause a decline in the market price of our common stock, which could adversely affect our ability to access the equity and financial markets, as well as our ability to explore and enter into different strategic alternatives. There can be no certainty that any strategic alternative will be completed, be on attractive terms, enhance stockholder value or deliver the anticipated benefits, and successful integration or execution of the strategic alternatives will be subject to additional risks. In addition, potential strategic alternatives that require stockholder approval may not be approved by our stockholders. If we do not successfully consummate a strategic alternative, our board of directors may decide to pursue a dissolution and liquidation of our company. In such an event, the amount of cash available for distribution to our stockholders will depend heavily on the timing of such liquidation, the amount of cash that will need to be reserved for commitments and contingent liabilities. Depending on these factors, the amount available for distribution to our common stockholders could be as low as zero and result in a total loss of investment to our stockholders.

We may not be able to successfully execute our TAEUS business model.

We are a company with limited operating history and we may not have the necessary resources, expertise and experience to successfully execute our TAEUS business model on a global scale, such as obtaining the necessary approvals or clearances from the regulatory agencies of our target markets. Our ability to execute our model is dependent on a number of factors, including the ability of our senior management team to execute our model, our ability to incentivize, train and support international distribution partners in different geographic regions, our ability to begin or maintain our pace of product development, manufacturing and commercialization, our ability to meet the changing needs of the medical imaging market, and the ability of our employees to perform at a high-level. If we are unable to execute our model, or if our model does not drive the growth that we anticipate, or if our TAEUS market opportunity is not as large as we have estimated, it could adversely affect our business and our prospects.

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

If the Company’s products are used by non-licensed or untrained practitioners, it could result in product misuse and adverse treatment outcomes, which could harm the Company’s reputation and the Company’s business. The Company’s products may be purchased or operated by physicians with varying levels of training, and in many states, by non-physicians. Outside the U.S., many jurisdictions do not require specific qualifications or training for purchasers or operators of its products. The Company will not be able to supervise the procedures performed with the Company’s applications, nor does the Company require that direct medical supervision occur that is determined by state law. The Company and its distributors intend to offer but do not require product training to the purchasers or operators of the Company’s products. In addition, the Company may sell its systems to companies that rent its systems to third parties and that provide a technician to perform the procedures. The lack of training and the purchase and use of its products by non-physicians may result in product misuse and adverse treatment outcomes, which could harm the Company’s reputation and its business, and, in the event these actions result in product liability litigation, distract management and subject the Company to liability, including legal expenses.

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

We discontinued our initial pre-clinical Nexus 128 product in 2019 and our TAEUS liver device has previously obtained CE mark certification but has not yet been fully commercialized. This limited commercial experience makes it difficult to evaluate our business, predict our future results or forecast our financial performance and growth. If our assumptions regarding the risks and uncertainties we face, which we use to plan our business, are incorrect or change due to circumstances in our business or our markets, or if we do not address these risks successfully, our operating and financial results could differ materially from our expectations and our business could suffer.

We may in the future form or seek, strategic alliances and collaborations or enter into licensing arrangements, and we may not realize the benefits of such alliances, collaborations or licensing arrangements.

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

Our competitors include producers of CT and MRI systems that include multinational corporations such as Royal Philips, Siemens AG and Fujifilm Corporation, many of whom also manufacture and sell ultrasound equipment. In the MASLD diagnosis market we will compete with makers of surgical biopsy tools, such as Cook Medical and Sterylab S.r.l. In the thermal ablation market, we will compete with manufacturers of surgical temperature probes, such as Medtronic plc and St. Jude Medical, Inc. These competitors and other potential competitors have substantially greater financial, technical and other resources, such as larger R&D staff, more robust manufacturing capabilities and more experienced marketing and manufacturing organizations. These competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than TAEUS applications that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization and market penetration than us. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against those of our competitors.

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

To successfully expand the Company’s product offerings, the Company may need to, among other things:

●	develop or otherwise acquire new products that either add to or significantly improve the Company’s current product offerings;

●	obtain regulatory clearance for these new products;

●	convince the Company’s existing and prospective customers that the Company’s product offerings are an attractive revenue-generating addition to their practice;

●	sell the Company’s product offerings to a broad customer base;

●	identify new markets and alternative applications for the Company’s technology;

●	protect the Company’s existing and future products with defensible intellectual property; and

●	satisfy and maintain all regulatory requirements for commercialization.

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

Trends toward managed care, healthcare cost containment, and other changes in government and private sector initiatives in Europe and the United States are placing increased emphasis on lowering the cost of medical services, which could adversely affect the demand for or the prices of our products. For example:

●	major third-party payors of hospital and non-hospital-based healthcare services could revise their payment methodologies and impose stricter standards for reimbursement of imaging procedures charges and/or a lower or more bundled reimbursement;

●	there has been a consolidation among healthcare facilities and purchasers of medical devices who prefer to limit the number of suppliers from whom they purchase medical products, and these entities may decide to stop purchasing our products or demand discounts on our prices; and

●	there are proposed and existing laws and regulations in international and domestic markets regulating pricing and profitability of companies in the healthcare industry.

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

Because we intend to market our approved TAEUS applications globally and currently market our TAEUS liver probe in the EU, our business is subject to risks associated with doing business globally. Accordingly, our business and financial results in the future could be adversely affected due to a variety of factors, including:

●	changes in a specific country’s or region’s political and cultural climate or economic condition;

●	local outbreaks of sickness or disease;

●	war or terrorist attack, including cyberterrorism;

●	unexpected changes in laws and regulatory requirements in local jurisdictions;

●	difficulty of effective enforcement of contractual provisions in local jurisdictions;

●	inadequate intellectual property protection in certain countries;

●	trade-protection measures, import or export licensing requirements such as Export Administration Regulations promulgated by the United States Department of Commerce and fines, penalties or suspension or revocation of export privileges;

●	effects of applicable local tax structures and potentially adverse tax consequences; and

●	significant adverse changes in currency exchange rates.

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

Our business exposes us to the risk of malpractice, warranty or product liability claims inherent in the sale and support of medical device products, including those based on claims that the use or failure of one of our products resulted in a misdiagnosis or harm to a patient. Although to date we have not been involved in any medical malpractice or product liability litigation, we may incur significant liability if such litigation were to occur. If we cannot successfully defend ourselves against product liability or related claims, we may incur substantial liabilities or be required to limit the distribution of our products. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●	decreased demand for our products;

●	injury to our reputation and negative media attention;

●	initiation of investigations by regulators and adverse impacts to our ability to obtain regulatory approvals;

●	costs to defend the related litigation;

●	a diversion of management’s time and our resources;

●	substantial monetary awards to trial participants or patients;

●	product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	loss of revenue;

●	exhaustion of any available insurance and our capital resources;

●	the inability to commercialize a product at all or for particular applications; and

●	a decline in the price of our securities.

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

Public health crises can adversely impact our business, including our pre-sales activities, clinical trials and ability to obtain regulatory approvals.

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

We are currently in a transitional period, where our existing certified products will be required to continue to comply with applicable medical device directives (including the Medical Devices Directive and the Active Implantable Medical Devices Directive) and with the Medical Device Regulation to obtain CE mark certification in order to continue or commence marketing medical devices. The CE mark is applied following certification from a Notified Body or declaration of conformity. It is an international symbol of adherence to quality assurance standards and compliance with applicable European Medical Devices Directives or the MDR, as the case may be. CE mark approvals issued prior to May 26, 2021 for Class IIa medical devices will, subject to certain conditions (including, among others, continued compliance with the MDR, no significant changes to design or intended purpose, a quality management system, and engagement with a notified body to obtain conformity assessment), remain valid until December 31, 2028. In March 2020, we received CE mark approval for our TAEUS FLIP (Fatty Liver Imaging Probe) System. The CE marking indicates that TAEUS complies with all applicable regulations in the EU, and other CE mark geographies, including the 27 EU member states. We believe that future TAEUS applications will qualify for sale in the European Union as Class IIa medical devices. The MDR requires a clinical evaluation for all medical devices and clinical trials for selected medical devices to be (re-)certified under the rules of the MDR. Depending on the classification of our applications, future CE mark certifications or recertification of our applications may require additional clinical evaluations or trials, as the case may be.

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

The FDA and state authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state agencies, which may include any of the following sanctions:

●	adverse publicity, warning letters, fines, injunctions, consent decrees and civil penalties;

●	repair, replacement, refunds, recall or seizure of our products;

●	operating restrictions, partial suspension or total shutdown of production;

●	refusing our De Novo submissions, requests for 510(k) clearance or premarket approval of new products, new intended uses or modifications to existing products;

●	withdrawing 510(k) clearance or premarket approvals that have already been granted; and

●	criminal prosecution.

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

Since we lack significant experience in completing clinical trials and bringing a medical device through commercialization, we have hired outside consultants with such experience. Clinical trials for our TAEUS device may be delayed or terminated as a result of many factors, including the following:

●	patients failing to complete clinical trials due to dissatisfaction with the procedure, side effects, or other reasons;

●	failure by regulators to authorize us to commence a clinical trial;

●	suspension or termination by regulators of clinical research for many reasons, including concerns about patient safety, the failure of study sites and/or investigators in our clinical research program to comply with GCP requirements, or our failure, or the failure of our contract manufacturers, to comply with current cGMP requirements;

●	delays or failure to obtain clinical supply for our products necessary to conduct clinical trials from contract manufacturers;

●	treatment candidates demonstrating a lack of efficacy during clinical trials;

●	inability to continue to fund clinical trials or to find a partner to fund the clinical trials.

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

Even though we do not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. Other jurisdictions such as the European Union have similar laws. The regulations that will affect how we operate include:

●	the federal healthcare program Anti-Kickback Statute, which prohibits, among other things, any person from knowingly and willfully offering, soliciting, receiving or providing remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs;

●	the federal False Claims Act, which prohibits, among other things, individuals or entities from knowingly presenting, or causing to be presented, false claims, or knowingly using false statements, to obtain payment from the federal government;

●	federal criminal laws that prohibit executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters;

●	the federal Physician Payment Sunshine Act, created under the Affordable Care Act, and its implementing regulations, which require manufacturers of drugs, medical devices, biologicals and medical supplies for which payment is available under Medicare, Medicaid, or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services, or HHS, information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

●	the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), as amended by the Health Information Technology for Economic and Clinical Health Act, which governs the conduct of certain electronic healthcare transactions and protects the security and privacy of protected health information; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers.

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

On May 27, 2025, the Company received a notification letter from the Staff notifying the Company that its stockholders’ equity had fallen below the $2,500,000 required minimum for continued listing set forth in Nasdaq Listing Rule 5550(b)(1) (the “Minimum Stockholders’ Equity Requirement”). The notification letter stated that the Company had until July 11, 2025 to provide Nasdaq with a specific plan to achieve and sustain compliance. The Company submitted its plan to regain compliance on July 11, 2025 and subsequently provided the Staff with additional materials. On October 31, 2025, the Company received written notice that, based on review of the compliance plan and additional materials, the Staff had granted the Company an extension to November 24, 2025 to regain compliance with the Minimum Stockholders’ Equity Requirement.

As a result of the Company’s closing of a private placement offering for gross proceeds of approximately $4.9 million on October 15, 2025, the Company regained compliance with Minimum Stockholders’ Equity Requirement, subject to Nasdaq’s continued monitoring of the Company’s ongoing compliance with the Minimum Stockholders’ Equity Requirement. Under such monitoring, if at the time of the Company’s periodic report following having regained compliance, the Company does not evidence continued compliance, it may be subject to delisting. As disclosed in this Annual Report on Form 10-K, our stockholders’ equity as of December 31, 2025 was below Minimum Stockholders’ Equity Requirement. Accordingly, we expect the Staff will issue a “Delist Determination Letter” and, once issued, we intend to request a hearing before a Nasdaq hearing panel regarding our continued listing with respect to the Minimum Stockholders’ Equity Requirement. There can be no assurance that the Company will be able to regain compliance with the Minimum Stockholders’ Equity Requirement.

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

Nasdaq has proposed enhanced listing standards, which could adversely affect our ability to maintain our Nasdaq listing and access to capital markets.

On January 13, 2026, Nasdaq filed a rule proposal with the SEC to adopt a new continued listing requirement that would require all companies listed on Nasdaq to maintain a minimum market value of listed securities of $5.0 million. Under the proposed rule, if a company’s market value of listed securities falls below this threshold for 30 consecutive trading days, Nasdaq may immediately suspend trading and initiate delisting proceedings without affording the company a compliance cure period. This proposed rule, if adopted, would be in addition to Nasdaq’s existing continued listing requirements. If the proposed rule is adopted and the market value of our common stock were to be below the proposed $5.0 million threshold or we otherwise fail to satisfy Nasdaq’s continued listing standards, we could face delisting proceedings on an accelerated basis. The delisting of our common stock from Nasdaq could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the potential loss of confidence by investors, employees and fewer business development opportunities. The comment period for the proposed rule closed on February 19, 2026. The effective date of the proposed rule is not known, if approved and adopted.

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

Although our common stock is traded on the Nasdaq Capital Market, the volume of trading has historically been limited. Our average daily trading volume of our shares from January 1, 2025 to December 31, 2025 was approximately 531,026 shares. Thinly-traded stock can be more volatile than stock trading in a more active public market. While we have made efforts to increase trading in our stock, we cannot predict the extent to which an active public market for our common stock will develop or be sustained. Therefore, a holder of our common stock who wishes to sell his or her shares may not be able to do so immediately or at an acceptable price.

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

Risks Related to Our Digital Asset Treasury Strategy

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

We have engaged an asset manager to manage our cryptocurrency holdings. Our management, Digital Asset Advisory Board and asset manager will have broad discretion in the management of our digital asset treasury and their decisions on the execution of such strategy may not be successful.

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

We may invest in more cryptocurrencies in the future, which could materially and adversely affect our business, financial condition and results of operations, primarily due to the inherent price volatility of cryptocurrency and the impact of accounting standards. Cryptocurrencies can be highly susceptible to sharp price swings, which can significantly impact our financial statements, especially under mark-to-market accounting. To mitigate these risks, companies holding significant amounts of cryptocurrencies must maintain substantial capital reserves to absorb potential declines in asset value without compromising their overall financial health. This heightened need for liquidity reflects the increased risk associated with holding cryptocurrencies and underscores the importance of robust risk management strategies when navigating the uncertainties of the digital asset market.

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

Absent of federal regulations, there is a possibility that certain cryptocurrencies may be classified as “securities.” Any classification of a cryptocurrency as a “security” would subject us to additional regulation and could materially impact the operation of our business.

Cryptocurrency refers to digital assets that are issued by and transmitted through an open-source protocol, collectively maintained by a peer-to-peer network of decentralized user nodes. We believe that digital assets intrinsically linked to a blockchain system, and the value of which is derived from or is reasonably expected to be derived from the use of the blockchain system, such as HYPE, are not securities, but neither the SEC nor any other U.S. federal or state regulator has formally taken such a position. Despite the Trump Administration’s Executive Order titled “Strengthening American Leadership in Digital Financial Technology” which includes as an objective “protecting and promoting the ability of individual citizens and private sector entities alike to access and to maintain self-custody of digital assets,” cryptocurrency has not yet been classified with respect to U.S. federal securities laws. Therefore, while (for the reasons discussed below) we believe that HYPE and other cryptocurrencies intrinsically linked to a blockchain system are digital commodities and not a “securities” within the meaning of the U.S. federal securities laws, and registration of the Company under the 1940 Act, is therefore not required under the applicable securities laws, we acknowledge that a regulatory body or federal court may determine otherwise. Therefore, our belief, even if reasonable under the circumstances, would not preclude legal or regulatory action based on such a finding that cryptocurrency is a “security,” which would require us to register as an investment company under the 1940 Act.

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

We, in connection with our DAT strategy, are not subject to legal and regulatory obligations that apply to investment companies such as mutual funds and exchange-traded funds, or to obligations applicable to investment advisers.

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

Our results of operations could be adversely affected by general conditions in the national or global economy and financial markets. For example, governmental statements, actions or policies, political unrest and global financial crises can cause extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, political unrest or additional global financial crises, including those resulting from the COVID-19 pandemic and the ongoing Russia-Ukraine war, the war in the Middle East and the conflict between China and Taiwan, could result in a variety of risks to our business, including weakened demand for our products, if approved, or our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate, further political developments and financial market conditions could adversely impact our business.

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

Our business and operations are subject to risks related to climate change and natural disasters.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk Management and Strategy

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

Governance

Our cybersecurity risks and related responses are evaluated by senior leadership and any notable developments are reviewed by our Board of Directors. Our management team supervises efforts to prevent, detect, mitigate and remediate cybersecurity risks and incidents. However, we cannot guarantee that our efforts will prevent any cybersecurity incident from occurring.

As of the date of this report, we have not identified any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, that we believe have, or are likely to, materially affect us, our business strategy, results of operations, or financial condition.

Item 2. Properties

Our principal office is located at 3600 Green Court, Suite 350, Ann Arbor, Michigan 48105-1570. We lease approximately 6,315 square feet of office and light industrial/research space under a lease that is due to expire in March 2029. The rent was $15,278 per month through December 31, 2025 and $14,399 per month effective January 1, 2026, subject to moderate annual increases after 2026.

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

As of March 31, 2026, there were 26 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the year ended December 31, 2025, other than as previously reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed with the SEC.

Issuer Purchases of Equity Securities

There were no repurchases of our common stock during the three months ended December 31, 2025.

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

In 2026, we implemented cost reduction measures, including a reduction in headcount and prioritization of development activities over clinical ones, to extend our operating runway and focus resources on product improvements and regulatory strategy for our TAEUS liver application. These actions are expected to impact the timing of certain development activities, including delaying the timing of a future De Novo submission to the U.S. Food and Drug Administration (“FDA”) relating to our TAEUS liver application.

Financial Operations Overview

Revenue

No revenue has been generated by our TAEUS technology, which we have not commercially sold as of December 31, 2025.

Research and Development Expenses

Our research and development expenses primarily include wages, fees and equipment for the development of our TAEUS technology platform. Additionally, we incur certain costs associated with the protection of our products and inventions through a combination of patents, licenses, applications and disclosures. These costs and expenses include:

●	employee-related expenses, such as salaries, bonuses and benefits, consultant-related expenses such as consultant fees and bonuses, stock-based compensation, overhead related expenses and travel-related expenses for our research and development personnel;

●	expenses incurred under agreements with CROs, contract manufacturing organizations (“CMOs”) as well as consultants that support the implementation of our clinical and non-clinical studies;

●	manufacturing and packaging costs in connection with conducting clinical trials;

●	formulation, research and development expenses related to our TAEUS technology; and

●	costs for sponsored research.

We plan to incur research and development expenses for the foreseeable future as we expect to continue the development of TAEUS and pursue FDA approval. At this time, due to the inherently unpredictable nature of clinical development and regulatory approvals, we are unable to estimate with certainty the costs we will incur and the timelines we will require in our continued development efforts.

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of headcount and consulting costs. We have significantly reduced our sales and marketing expenses as part of our cost reduction measures. In the event we obtain FDA approval of our TAEUS liver device, we will seek to expand our sales & marketing efforts, primarily by adding a direct sales force and related expenses and costs.

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

Management makes estimates that affect certain accounts including deferred income tax assets, accrued expenses, fair value of equity instruments, warrant liability and reserves for any other commitments or contingencies. Any adjustments applied to estimates are recognized in the period in which such adjustments are determined.

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other stock awards to our employees, consultants and non-employee members of our board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. In addition, on December 9, 2025, the stockholders approved the Second Amendment to the Omnibus Plan (the “Omnibus Plan Amendment The Omnibus Plan Amendment increased the pool of shares available for issuance by 3,200,000 shares of common stock. Due to these increases, the pool of shares issuable under the Omnibus Plan shares increased from 1,738 shares to 3,048,799 shares as of December 31, 2025. In light of the increase effected by the Omnibus Plan Amendment, no automatic increase to the pool was effected as of January 1, 2026.

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

Results of Operations

Years ended December 31, 2025 and 2024

Revenue

We had no revenue during the years ended December 31, 2025 and 2024.

Cost of Goods Sold

We had no cost of goods sold during the years ended December 31, 2025 and 2024.

Research and Development

Research and development expenses were $1,849,996 for the year ended December 31, 2025, as compared to $3,190,293 for the year ended December 31, 2024, a decrease of $1,340,297 or 42%. The costs include primarily wages, fees, consultants, contractors and equipment for the development of our TAEUS product line. Research and development expenses decreased from the prior year as we completed development of our initial TAEUS product and began focusing our spending on small trials to test our results.

Sales and Marketing

Sales and marketing expenses were $189,470 for the year ended December 31, 2025, as compared to $571,040 for the year ended December 31, 2024, a decrease of $381,570, or 67%. The costs include primarily headcount and pre-selling activities for our TAEUS product line. Sales and marketing expenses decreased largely due to the reduction of Sales & Marketing personnel until the clinical trials are complete.

General and Administrative

Our general and administrative expenses for the year ended December 31, 2025 were $3,723,635, compared to $7,055,814 for the year ended December 31, 2024, a decrease of $3,332,179, or 47%.

The primary driver of this decrease was our inventory reserve. In 2024, in connection with a strategic shift under the direction of our new management team, we determined that we needed to redesign our TAEUS liver system to require less space, be simpler to use and be more cost effective. As a result, we performed a thorough assessment of the valuation of inventory as of December 31, 2024 and determined to record a non-cash charge to reserve against all inventory, as it may not be usable in connection with our redesigned system. This reserve totaled $2,525,179 as of December 31, 2024. Our reserve was $0 as of December 31, 2025.

Also included in general and administrative expenses for the years ended December 31, 2025 and 2024 were wages and related expenses of $1,197,556 and $1,365,860, respectively, and professional fees of $1,728,107 and $2,177,046, respectively.

Other Expenses

Other expenses were $1,264,309 for the year ended December 31, 2025 primarily driven by changes in fair value of digital assets, non-cash warrant expense, changes in fair value of warrant liability and gain on settlement on warrant exercise.

For the year ended December 31, 2024, we had other expense of $690,800 primarily driven by non-cash warrant expense, changes in fair value of warrant liability and gain on settlement on warrant exercise.

Net Loss

As a result of the foregoing, for the year ended December 31, 2025, we recorded a net loss of $7,027,410, compared to a net loss of $11,507,947 for the year ended December 31, 2024.

Near-Term Liquidity and Capital Resources

Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. As of December 31, 2025, we had an accumulated deficit of $110,465,509 and had $762,365 in cash. To date we have funded our operations through private and public sales of our securities and will need to raise additional funds in order to execute on our business plan, fully commercialize our TAEUS technology, and generate revenues. In 2026, we implemented cost reduction measures, including a reduction in headcount and prioritization of development activities over clinical ones, to extend our operating runway and focus resources on product improvements and regulatory strategy for our TAEUS liver application. These actions are expected to impact the timing of certain development activities, including delaying the timing of a future De Novo submission to the FDA relating to our TAEUS liver application. Additionally, in March 2026, we announced that the Board had initiated a process to evaluate a range of strategic alternatives including, but not limited to strategic investments, mergers, business combinations, in-licensing or collaboration arrangements, asset sales, or sale or merger of the Company.

If we are unable to obtain adequate financing or financings in the near term or if the strategic alternatives review process does not result in any transaction or other strategic outcome, we will be forced to undertake additional measures, which may include materially curtailing or eliminating our operations, or undergoing restructuring or insolvency proceedings.

We need additional capital to allow us to continue to execute our clinical trials and commercialization plans through 2026 and beyond. We are considering potential financing options that may be available to us, including sales of our common stock through our at-the-market sales program (the “ATM Program”) with Lucid Capital Markets, LLC, which are limited due to registration statement rules relating to public float. Except for the ATM Program, we have no commitments to obtain any additional funds, and there can be no assurance funds will be available in sufficient amounts or on acceptable terms. If we are unable to obtain sufficient additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The consolidated financial statements included in this Form 10-K have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the year ended December 31, 2025, we incurred net losses of $7,027,410 and used cash in operations of $5,182,558. In light of our cash balance as of December 31, 2025, we will need to raise additional capital in order to fund operations through the next twelve months. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the year ended December 31, 2025, we used $5,182,558 of cash in operating activities primarily as a result of our net loss of $7,027,410, offset by share-based compensation of $329,409, change in fair value of warrant liability of ($319,537), fair value of vested advisory warrants of $665,030, digital asset staking compensation of ($5,121), changes in fair value of digital assets of $995,161, amortization of right of use assets of $113,249, depreciation expense of $44,045, and net changes in operating assets and liabilities of $22,616.

During the year ended December 31, 2024, we used $7,400,547 of cash in operating activities primarily as a result of our net loss of $11,507,947, offset by a non-cash charge for inventory reserve of $2,387,134, share-based compensation of $571,924, the net effect of warrants of $799,284 (which includes warrant expense of $7,323,685, changes in fair value of warrant liability of ($3,447,737) and gain on settlement on warrant exercise of ($3,076,664)), amortization of right of use assets of $159,683, depreciation expense of $46,489, fixed assets write-off of $8,808, and net changes in operating assets and liabilities of $134,079.

Investing Activities

During the year ended December 31, 2025, we used $17,280 in investing activities related to purchases of fixed assets, and purchased $3,000,000 of digital intangible assets.

During the year ended December 31, 2024, we used $16,000 in investing activities related to purchases of fixed assets, and received $3,204 in proceeds from sale of fixed assets.

Financing Activities

During the year ended December 31, 2025, our financing activities provided $4,514,482 in proceeds from fundraising activities, $1,218,241 in proceeds from issuances of common stock for cash.

During the year ended December 31, 2024, our financing activities provided $1,148,470 in proceeds from issuances of common stock and warrants, $6,688,930 in proceeds from warrant issuances and exercises. We also used $28,484 to repay a loan from TD Bank under the Canadian Emergency Business Account.

Long-Term Liquidity

We have not completed the commercialization of any of our TAEUS technology platform applications. To the extent we continue the development and commercialization of our TAEUS technology, we would expect to continue to incur significant expenses for the foreseeable future. We anticipate that our expenses may increase as we:

●	advance the engineering design and development of our TAEUS technology;

●	acquire parts and build finished goods inventory of the TAEUS system;

●	complete regulatory filings required for marketing approval in the United States, including clinical studies to support our planned De Novo application with the FDA;

●	seek to hire a sales and marketing team to market and sell our products;

●	advance development of other applications; and

●	add operational, financial and management information systems and personnel, including personnel to support our product development, planned commercialization efforts and our operation as a public company.

It is possible that we will not achieve the progress that we expect because the actual costs and timing of completing the development and regulatory approvals for a new medical device are difficult to predict and are subject to substantial risks and delays. We have no committed external sources of funds except for the ATM Program, the use of which is limited due to registration statement rules relating to public float. We do not expect that our existing cash will be sufficient for us to complete the commercialization of our TAEUS application or to complete the development of any other TAEUS application and we will need to raise additional capital for those purposes. As a result, we will need to finance our future cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the Risk Factors section of this Annual Report on Form 10-K. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Until we can generate a sufficient amount of revenue from our TAEUS platform applications, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to cease the operation of our business. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or applications or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time. As described above under “Near-Term Liquidity and Capital Resources,” the Board initiated a process to review strategic alternatives for the Company.

Off-Balance Sheet Transactions

At December 31, 2025, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

ENDRA Life Sciences Inc.

December 31, 2025

RBSM LLP Houston Office: 7915 FM 1960 West, Ste. 220 Houston, Texas 77070 www.rbsmllp.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ENDRA Life Sciences Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ENDRA Life Sciences Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025 and 2024 in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Crypto Assets Held

Critical Audit Matter Description

Crypto assets are generally accessible only by the possessor of the unique private key relating to the digital wallet or node in which the crypto assets are held. Accordingly, private keys must be safeguarded and secured in order to prevent an unauthorized party from accessing the crypto assets within a digital wallet. The Company primarily holds crypto assets for its own use in wallets. The loss, theft, or otherwise compromise of access to the private keys required to access the crypto assets could adversely affect the Company’s ability to access the crypto assets within its environment. This could result in loss of crypto assets held.

We identified crypto assets held as a critical audit matter due to the nature and extent of audit effort required to obtain sufficient appropriate audit evidence to address the risks of material misstatement related to the existence and rights & obligations of crypto assets in the wallet. The nature and extent of audit effort required to address the matter includes significant involvement of more experienced engagement team members related to the matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to crypto assets held in wallet included the following, among others:

1.	We noted the controls within the Company’s private key management process including controls related to physical access, key generation, and segregation of duties across the processes.

2.	We tested the effectiveness of management’s reconciliation control of internal books and records to external blockchains.

3.	We independently obtained evidence from public blockchains to test the existence of crypto asset balances.

4.	We obtained confirmation from Custodian confirming the number of tokens held in the wallet as on the reporting date.

5.	We obtained evidence that management has control of the private keys required to access crypto assets held through observing the wallets signed in using selected private keys or through observing the movement of selected crypto asset transactions.

6.	We evaluated the reliability of audit evidence obtained from public blockchain

We applied auditor judgment in determining the nature and extent of audit evidence required, especially related to assessing the existence of the digital assets and whether the Company controls the digital assets. We evaluated the sufficiency and appropriateness of audit evidence obtained by assessing the results of procedures performed over the digital assets.

/s/ RBSM LLP

We have served as the Company’s auditor since 2015.

RBSM LLP

Houston, Texas

March 31, 2026

PCAOB ID Number 587

ENDRA Life Sciences Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2025	2024
Assets
Current Assets
Cash	$762,365	$3,229,480
Prepaid expenses	205,604	204,185
Total Current Assets	967,969	3,433,665
Non-Current Assets
Fixed assets, net	42,516	69,281
Right of use assets	461,949	578,013
Prepaid expenses, long term	365,417	365,417
Digital Assets	2,009,960	-
Other assets	5,986	5,986
Total Assets	$3,853,797	$4,452,362
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$621,578	$508,293
Lease liabilities, current portion	129,378	96,937
Total Current Liabilities	750,956	605,230

Long Term Debt
Lease liabilities	362,974	487,482
Warrant Liability	479,747	799,284
Total Long Term Debt	842,721	1,286,766
Total Liabilities	1,593,677	1,891,996
Commitments and Contingencies	-	-

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized; 17.488 and 17.488 shares issued and outstanding, respectively	-	-
Series B Convertible Preferred Stock, $0.0001 par value; 1,000 shares authorized; no shares issued and outstanding	-	-
Series C Preferred Stock, $0.0001 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 1,176,477 and 536,908 shares issued and outstanding, respectively	116	53
Additional paid in capital	112,725,513	105,998,412
Stock payable	-	-
Accumulated deficit	(110,465,509)	(103,438,099)
Total Stockholders’ Equity	2,260,120	2,560,366
Total Liabilities and Stockholders’ Equity	$3,853,797	$4,452,362

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.

Consolidated Statements of Operations

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Operating Expenses
Research and development	$1,849,996	$3,190,293
Sales and marketing	189,470	571,040
General and administrative	3,723,635	7,055,814
Total operating expenses	5,763,101	10,817,147

Operating loss	(5,763,101)	(10,817,147)

Other (expenses) income
Other income	71,224	108,484
Digital asset staking compensation	5,121	-
Change in fair value of digital assets	(995,161)	-
Warrant expense	(665,030)	(7,323,685)
Changes in fair value of warrant liability	319,537	3,447,737
Gain on settlement of warrant exercise	-	3,076,664
Total other expenses	(1,264,309)	(690,800)

Loss from operations before income taxes	(7,027,410)	(11,507,947)

Provision for income taxes	-	-

Net Loss	$(7,027,410)	$(11,507,947)

Net loss per share – basic and diluted	$(8.93)	$(56.94)

Weighted average common shares – basic and diluted	787,020	202,106

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.

Consolidated Statements of Stockholders’ Equity

	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders’
Year Ended December 31, 2023	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2023	141.397	$1	-	$-	5,937	$1	$97,583,906	$5,233	$(91,930,152)	$5,658,989

Preferred Stock conversion To Common Stock	(123.909)	(1)	-	-	5	-	1	-	-	-

Common Stock issued for Cash	-	-	-	-	3,671	-	1,148,470	-	-	1,148,470

Common Stock issued for Warrant Exercise	-	-	-	-	520,922	52	5,368,312	-	-	5,368,364

Common Stock issued for Cashless Warrant Exercise	-	-	-		6,327	-	1,320,567	-	-	1,320,567

Fair value of vested Common Stock	-	-	-	-	46	-	80,000	-	-	80,000

Fair value of vested Stock Options	-	-	-	-	-	-	491,924	-	-	491,924

Stock Payable Towards preference Dividend	-	-	-	-	-	-	5,233	(5,233)	-	-

Net loss	-	-	-	-	-	-	-	-	(11,507,947)	(11,507,947)

Balance as of December 31, 2024	17.488	$-	-	$-	536,908	$53	$105,998,412	$-	$(103,438,099)	$2,560,366

	Series A Convertible		Series B Convertible				Additional			Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Stock	Accumulated	Stockholders’
Year Ended December 31, 2025	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Payable	Deficit	Equity
Balance as of December 31, 2024	17.488	$-	-	$-	536,908	$53	$105,998,412	$-	$(103,438,099)	$2,560,366
Common stock issued for cash	-	-	-	-	260,030	26	1,218,218	-	-	1,218,244
Common stock issued for fundraising	-	-	-	-	379,539	37	4,514,444	-	-	4,514,481
Fair value of vested advisory warrant	-	-	-	-	-	-	665,030	-	-	665,030
Fair value of vested stock options	-	-	-	-	-	-	143,122	-	-	143,122
Fair value of vested restricted stock units	-	-	-	-	-	-	186,287	-	-	186,287
Net loss	-	-	-	-	-	-	-	-	(7,027,410)	(7,027,410)
Balance as of December 31, 2025	17.488	$-	-	$-	1,176,477	$116	$112,725,513	$-	$(110,465,509)	$2,260,120

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Cash Flows from Operating Activities
Net loss	$(7,027,410)	$(11,507,947)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	44,045	46,489
Fixed assets write off	-	8,808
Inventory reserve	-	2,387,134
Stock compensation expense	329,409	571,924
Amortization of right of use assets	113,249	159,683
Fair value of vested advisory warrant	665,030	-
Digital asset staking compensation	(5,121)	-
Changes in fair value of digital assets	995,161	-
Warrant Expense	-	7,323,685
Changes in fair value of warrant liability	(319,537)	(3,447,737)
Gain or Loss on Settlement of warrant exercise	-	(3,076,664)
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid expenses	(1,419)	255,913
Decrease in inventory	-	235,731
Increase/(decrease) in accounts payable and accrued liabilities	113,287	(198,867)
Decrease in lease liability	(89,252)	(158,698)
Net cash used in operating activities	(5,182,558)	(7,400,547)

Cash Flows from Investing Activities
Purchases of fixed assets	(17,280)	(16,000)
Proceeds from sale of fixed assets	-	3,204
Purchase of Digital Intangible Assets	(3,000,000)	-
Net cash used in investing activities	(3,017,280)	(12,796)

Cash Flows from Financing Activities
Proceeds from fundraising activities	4,514,482	1,148,470
Proceeds from issuance of common stock for cash	1,218,241	5,368,364
Proceeds from issuance of common stock for cashless warrant exercise -	-	1,320,567
Repayment of loan	-	(28,484)
Net cash provided by financing activities	5,732,723	7,808,917

Net increase (decrease) in cash	(2,467,115)	395,573

Cash, beginning of period	3,229,480	2,833,907

Cash, end of period	$762,365	$3,229,480

Supplemental disclosures of cash items
Interest paid	$55,848	$31,910
Income tax paid	$-	$-

Supplemental disclosures of non-cash items
Stock dividend payable	$-	$(5,233)
Right of use asset	$461,949	$578,013
Lease liability	$492,352	$584,419
Cashless warrants	$-	$3,076,664

The accompanying notes are an integral part of these consolidated financial statements.

ENDRA Life Sciences Inc.

Notes to Consolidated Financial Statements

For the years ended December 31, 2025 and 2024

Note 1 - Nature of the Business

ENDRA Life Sciences Inc. (“ENDRA” or the “Company”) is designing a medical device for accurate liver fat measurement for use in metabolic disease detection and management and GLP-1 drug eligibility and management in circumstances where other technologies are unavailable or impractical.

In 2025, the Company expanded its business strategy to include a Digital Asset Treasury (“DAT”) initiative, managed in collaboration with Arca Investment Management (“Arca”), which seeks to optimize capital preservation and generate non-dilutive returns through investments in decentralized finance (“DeFi”) assets. This financial strategy operates in tandem with the Company’s core medical technology mission: the commercialization of the TAEUS platform via a recurring subscription model, with a specific focus on the burgeoning GLP-1 and metabolic disease markets.

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

Leases

Accounting Standards Update (“ASU”) No. 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. At December 31, 2025 and 2024 the Company recorded a right of use asset of $461,949 and $578,013, respectively. At December 31, 2025 and 2024 the Company recorded a lease liability of $492,352 and $584,419, respectively.

Digital Assets

The Company maintains a digital asset treasury strategy (“DAT Strategy”) under which it may acquire, hold, and deploy certain digital assets as part of its treasury and capital management activities. The Company’s digital assets consist primarily of [Bitcoin/Ethereum/other], which are recorded on the consolidated balance sheets as “Digital assets.”

Measurement of Digital Assets

Digital assets are accounted for as indefinite-lived intangible assets and, effective January 1, 2025, are measured at fair value in accordance with ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets. The Company determines the fair value of its digital assets based on quoted market prices in active markets (Level 1 inputs) as of the reporting date.

Changes in the fair value of digital assets are recognized in the consolidated statements of operations within “Change in fair value of digital assets.” Realized gains and losses from the sale of digital assets are also recorded within this line item. Transaction costs associated with the acquisition or disposition of digital assets are expensed as incurred within operating expenses.

Digital Asset Staking

The Company may participate in staking activities whereby it validates transactions on blockchain networks and earns rewards in the form of additional digital assets.

Digital asset staking rewards are recognized as revenue within “Digital asset staking compensation” in the consolidated statements of operations when the Company has (i) performed the required validation services, (ii) earned the right to receive the rewards, and (iii) the amount can be reasonably estimated. Staking rewards are measured at the fair value of the digital assets received at the time they are earned.

Digital assets received from staking activities are initially recorded at fair value and subsequently included in the Company’s digital asset holdings, where they are remeasured at fair value at each reporting period.

Custody and Safeguarding

The Company utilizes third-party custodians to safeguard its digital assets. The Company recognizes digital assets on its balance sheet when it has control over the assets, including when assets are held by a custodian on the Company’s behalf.

Presentation

Digital assets are classified as noncurrent assets on the consolidated balance sheets unless management intends to sell them within one year. Changes in fair value and staking compensation are presented separately within operating income (loss), unless otherwise required by the nature of the Company’s operations.

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the years ended December 31, 2025 and 2024, the Company incurred $1,849,996 and $3,190,293 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 2,626,254 and 180,986 potentially dilutive shares, which include outstanding common stock options, and warrants, as of December 31, 2025 and 2024, respectively.

	December 31,	December 31,
	2025	2024
Options to purchase common stock	236	278
Warrants to purchase common stock	2,478,848	180,707
Shares issuable upon conversion of Series A Convertible Preferred Stock	1	1
Restricted Stock Units	147,169	-
Potential equivalent shares excluded	2,626,254	180,986

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

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other share-based awards to its employees, consultants and non-employee members of the board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2025, the pool of shares issuable under the Omnibus Plan automatically increased by 178,033. In addition, on December 9, 2025, the stockholders of ENDRA Life Sciences Inc. (the “Company”) approved the Second Amendment to the Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan Amendment”) at the 2025 Annual Meeting of the Company’s Stockholders (the “Annual Meeting”). That Amendment increased the pool of shares available for issuance by 3,200,000 shares of common stock. Due to these increases, the pool of shares issuable under the Omnibus Plan shares increased from from 1,738 shares to 3,379,771 shares as of December 31, 2025. As of December 31, 2024, prior to such increase, there were 1,441 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to December 31, 2025 of $110,465,509. The Company had working capital of $217,013 as of December 31, 2025. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern and will require additional financing to fund its future planned operations, including research and development and commercialization of its products. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements for the year ended December 31, 2025 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of, or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

The Company considered recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 3 - Inventory

As of December 31, 2025 and 2024, inventory consisted of raw materials, subassemblies to be used in the assembly of TAEUS systems, and finished goods. As of December 31, 2025 and 2024, the Company had no orders pending for the sale of a TAEUS system.

As of December 31, 2025 and 2024, the Company had recorded inventory reserves totaling $0 and $2,525,179, respectively.

As of December 31, 2025 and 2024, the Company had inventory valued at $0 and $0, respectively.

Note 4 - Fixed Assets

As of December 31, 2025 and 2024, fixed assets consisted of the following:

	December 31,	December 31,
	2025	2024
Property, leasehold and capitalized software	$597,235	$579,954
TAEUS development and testing	125,151	125,151
Accumulated depreciation	(679,870)	(635,824)
Fixed assets, net	$42,516	$69,281

Depreciation expense for the years ended December 31, 2025 and 2024 was $44,045 and $46,489, respectively.

Note 5 - Accounts Payable and Accrued Liabilities

As of December 31, 2025 and 2024, current liabilities consisted of the following:

	December 31,	December 31,
	2025	2024
Accounts payable	$382,970	$269,683
Accrued payroll	70,971	63,140
Accrued employee benefits	5,750	5,750
Insurance premium financing and other accruals	161,887	169,720
Total	$621,578	$508,293

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

Capital Stock

At December 31, 2025, the authorized capital of the Company consisted of 1,010,000,000 shares of capital stock, comprised of 1,000,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”), 1,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”), 100,000 shares of its preferred stock as Series C Preferred Stock, and the remainder of the 9,889,000 preferred shares remain authorized but undesignated.

As of December 31, 2025, there were 1,176,477 shares of common stock (which excludes both the 69 unvested shares of restricted stock described in Note 8 below, the 1 share of common stock into which the outstanding shares of Series A Preferred Stock are convertible and does include 12,857 shares of common stock due to exercise of warrants and 6 shares issued but held in treasury), 17.488 shares of Series A Preferred Stock, and no shares of Series B Preferred Stock or Series C Preferred Stock issued and outstanding, and a stock payable balance of $0.

During the year ended December 31, 2025, the Company issued a total of 639,569 shares of its common stock, as follows:

Private Placement offering (described below):

●	379,539 shares of its common stock (along with 364,801 Prefunded Warrants and 1,488,680 Warrants) in return for aggregate net proceeds of $4,514,482;

Other issuances:

●	249,994 shares of its common stock in return for aggregate net proceeds of $1,152,682 under the February 2024 ATM Agreement

●	10,036 shares of its common stock in return for aggregate net proceeds of $65,559 under the February 2024 ATM Agreement

During the year ended December 31, 2024, the Company issued a total of 530,971 shares of its common stock, as follows:

Private placement (described below):

●	3,490 shares of its common stock in return for aggregate net proceeds of $728,503 under the Placement Agreement;

●	31,666 shares of its common stock upon exercise of pre-funded warrants for aggregate net proceeds of $6,609,831 under the Placement Agreement (includes net proceeds from sale and exercise of pre-funded warrants);

Other issuances:

●	68 shares of its common stock upon warrant exercises for aggregate net proceeds of $77,419;

●	181 shares of its common stock in return for aggregate net proceeds of $419,967 under the June 2021 ATM Agreement;

●	5 shares of its common stock upon conversion of 123.909 shares of its Series A Preferred Stock;

●	46 shares of the previously issued restricted common stock vested (which were issued for services and valued at $80,000); and

●	39 shares of common stock issued as beneficial round up shares as a result of our reverse stock splits.

Series B warrant exercises:

●	495,476 shares of its common stock upon cashless exercises of Series B Warrants.

Recent Offerings

On October 15, 2025, the Company closed a private placement offering (the “Private Placement”) of an aggregate of 744,340 shares of its common stock, or prefunded warrants in lieu thereof, and warrants to purchase an aggregate of up to 1,488,680 shares of common sock at a per share exercise price of $6.32 (or $6.81 in respect of warrants purchased by a member of the Company’s board of directors), for net proceeds of $4,514,482.

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

At-the-Market Equity Offering Programs

On June 21, 2021, the Company entered into the At-The-Market Issuance Sales Agreement with Ascendiant (the “June 2021 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $20.0 million, from time to time, through an “at-the-market” equity offering program under which Ascendiant acts as sales agent. Prior to its replacement by the February 2024 ATM Agreement (as defined below), under the June 2021 ATM Agreement the Company issued an aggregate of 1,547 shares of common stock in return for net proceeds of $11,407,240, resulting in $354,527 of compensation paid to Ascendiant. On February 14, 2024, the Company entered into a new At-The-Market Issuance Sales Agreement with Ascendiant (the “February 2024 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $6.2 million, which replaced the June 2021 ATM Agreement. As of December 31, 2025, the Company had sold 249,994 shares of common stock in return for net proceeds of $1,152,682, resulting in $35,953 of compensation paid to Ascendiant under the February 2024 ATM Agreement. On October 29, 2025, the Company entered into an At-The-Market Issuance Sales Agreement with Lucid Capital Markets, LLC, as sales agent (“Lucid”), pursuant to which the Company may offer and sell, from time to time through Lucid, shares of Common Stock for aggregate gross proceeds of up to $1,750,000 (the “October 2025 ATM Agreement”). In the month of December 2025, the Company sold 10,036 shares of common stock in return for net proceeds of $65,559, resulting in $2,028 of compensation paid to Lucid under the October 2025 ATM Agreement. As of December 31, 2025, the Company had sold 260,036 shares through ATM Agreement.

Note 8 - Common Stock Options, Restricted Stuck Units and Restricted Stock

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the Omnibus Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. There were no issuances of stock options in the year ended December 31, 2025. A summary of option activity under the Company’s Omnibus Plan as of December 31, 2025, and changes during the year then ended, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of Options	Exercise Price	Contractual Term (Years)
Balance outstanding at December 31, 2024	278	$30,628.90	5.35
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(42)	40,669.17	-
Balance outstanding at December 31, 2025	236	$28,842.08	3.16
Exercisable at December 31, 2025	216	$30,862.14	2.80

Restricted Stock Units

On June 11, 2025, the Company granted a total of 161,527 restricted stock units (“RSUs”) under its Omnibus Plan. The fair value per share (closing stock price) was $3.37. The grants included both standard RSUs issued to members of the Board of Directors and performance-based RSUs (“PBRSUs”) issued to employees. The PBRSUs were subject to both service and performance vesting conditions. In March 2026, the Board of Directors modified the terms of the PBRSUs to remove the performance-vesting conditions and to provide that the RSUs would vest in full upon the one-year anniversary of the grant date.

During the year ended December 31, 2025, the Company recognized $186,287 in stock-based compensation expense related to these RSU and PBRSU grants. This expense is included in total operating expenses in the condensed consolidated statements of operations.

Unrecognized stock-based compensation expense related to these RSUs will be recognized over the remaining vesting period, which is one year for standard RSUs and subject to performance conditions for PBRSUs. As of December 31, 2025, the total compensation expense to be recognized in future periods is $309,672 over the next two years.

Restricted Common Stock

On November 30, 2023, the Company issued 115 shares of restricted common stock (the “Restricted Stock”) of the Company to PatentVest, Inc. (“PatentVest”) pursuant to a Restricted Stock Agreement and Consulting Services Agreement, each with PatentVest, in exchange for certain services related to the Company’s patent portfolio. The fair value of the Restricted Stock was determined to be $200,485 using the market price of the stock on the date of the issuance. The Restricted Stock is subject to a vesting schedule pursuant to the Restricted Stock Agreement and the shares may not be sold, assigned, transferred, pledged, hypothecated, disposed of or otherwise encumbered prior to becoming vested. During the year ended December 31, 2025, the Company recorded as vested 46 shares valued at $80,000. The Restricted Stock is subject to a vesting schedule pursuant to the Restricted Stock Agreement and the shares may not be sold, assigned, transferred, pledged, hypothecated, disposed of or otherwise encumbered prior to becoming vested. No services were provided by PatentVest, Inc. in the period ended December 31, 2025.

Note 9 - Common Stock Warrants

As described above in “Recent Offerings” (Note 7), in 2025, the Company issued 364,801 pre-funded warrants to purchase an equivalent number of shares of common stock together with Warrants to purchase 1,488,680 shares of common stock at an exercise price of $6.32 per share. In 2024, the Company issued 31,674 pre-funded warrants to purchase up to an aggregate of 31,666 shares of common stock, together with Series A Warrants to purchase up to an aggregate of 178,255 shares of common stock and Series B Warrants to purchase up to an aggregate of 178,255 shares of common stock.

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

In connection with the 2025 Private Placement, the Company also issued placement agent warrants (“Placement Agent Warrants” to purchase up to 44,660 shares of common stock at an exercise price of $9.47 per share. Additionally, and as part of the DAT strategy, the Company issued to its investment advisor warrants to purchase an aggregate of 400,000 shares of Common Stock (the “Advisory Warrants”). Advisory Warrants in respect of 100,000 shares are exercisable immediately for an exercise price equal to $6.95. Advisory Warrants in respect of 300,000 shares become exercisable in the event that AUM exceeds certain thresholds within six or nine months following the closing, at exercise prices ranging from $6.95 to $7.50.

In connection with the 2024 Offering, the Company also issued placement agent warrants (“Placement Agent Warrants” and, together with the pre-funded warrants and the Series Warrants, the “Warrants”) to purchase up to 1,758 shares of common stock. The purchase price of each share of common stock and accompanying Series Warrants was $227.50 and the purchase price of each pre-funded warrant and accompanying Series Warrants was $227.325.

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

During the year ended December 31, 2025, no warrants were exercised.

The following table summarizes all stock warrant activity of the Company for the year ended December 31, 2025 :

		Weighted	Weighted
	Number of	Average Exercise	Average Contractual
	Warrants	Price	Term (Years)
Balance outstanding at December 31, 2024	180,707	$85.38	4.58
Issued	2,298,141	5.49	3.66
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding at December 31, 2025	2,478,848	$11.31	3.66
Exercisable at December 31, 2025	2,178,848	$11.91	3.77

Common Stock Warrants

As described above in “Recent Offerings” (Note 7), the Company issued 1,488,680 warrants in 2025 and 178,255 Series A Warrants and 178,255 Series B Warrants in 2024. Additionally, in 2025, the Company issued 44,660 Placement Agent Warrants and 400,000 Advisor Warrants. The Company evaluates the warrants described above in accordance with ASC 815, “Derivatives and Hedging,” including the guidance in ASC 815-40. Warrants that do not meet the criteria for equity classification are recorded as liabilities at fair value. Accordingly, the Company classifies the warrants issued in 2025 as equity and the warrants issued in the 2024 offering as liabilities.

Warrants classified as liabilities are remeasured at fair value at each balance sheet date until exercised or expired, with changes in fair value recognized in the statement of operations. During the years ended December 31, 2025 and 2024, the Company recognized a gain of $116,137 and $3,447,737, respectively, related to the change in fair value of warrant liabilities.

Measurement

The Company established the initial fair value for the Series Warrant liability on August 20, 2024, the date the Series Warrants were initially exercisable. Upon exercise, the instrument is marked to its fair value upon exercise, and the shares delivered are recorded at fair value in the Company’s statement of stockholders’ equity. The warrant liability was valued based on the following inputs for the warrants:

	December 31, 2025
Input	(Initial Measurement)	December 31, 2024
Exercise price	$6.32 - $75.95	$28.70 and $1.75
Stock price	$4.53 and $7.41	$7.26
Volatility	140.44% - 163.82%	131% and 167%
Discount rate	3.47% - 3.63%	4.36%
Dividends	-	-
Expected life (years)	1.13 - 5.01	4.64

Note 10 - Digital Assets

The Company holds digital assets as part of its treasury strategy. As of December 31, 2025, the Company’s digital asset holdings consist of HYPE tokens.

Initial Purchase

On October 23, 2025, the Company purchased approximately 78,863.1 HYPE tokens for an aggregate cost of $3.0 million.

Accounting Policy

The Company accounts for its digital assets in accordance with ASC 350-60, Accounting for and Disclosure of Crypto Assets. Digital assets are measured at fair value each reporting period, with changes in fair value recognized in earnings.

Fair value is determined using observable market prices derived from active trading venues. The Company uses the market price reported in custody statements provided by Anchorage Digital Bank, the Company’s digital asset custodian.

Digital Asset Balance

December 31, 2025
Digital assets at fair value	$2,009,960
Unrealized gain (loss) recognized in earnings	$(995,161)

Staking Activities

The Company participates in staking activities related to its HYPE holdings. Staking rewards represent additional tokens earned from participation in blockchain validation activities.

Staking rewards are recognized as income when the Company obtains control of the tokens, which occurs when the tokens are credited to the Company’s custody account. The rewards are measured at fair value at the time of receipt.

For the year ended December 31, 2025, the Company recognized $5,121 of staking reward income, which is included in Other Income in the consolidated statements of operations.

Note 11 - Related Party Transactions

In September 2024 the Company began using IS Bookkeeping & Payroll which is a division of Impact Solve, LLC (dba Impact Solutions) an accounting and chief financial officer service firm. As described below in note 11, the Company’s Chief Financial Officer works in a part-time capacity for the Company through Impact Solutions. In 2025 and 2024, IS Bookkeeping & Payroll provided human resources and payroll processing services to the Company totaling $31,635 and $18,693, respectively.

In October 2025, the Company conducted a private placement offering in which the Company sold 70,822 shares of common stock and warrants exercisable for 141,644 shares of common stock to Anthony DiGiandomenico at a combined price of $7.06 per share and two warrants.

Note 12 - Commitments and Contingencies

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at December 31, 2025 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 3.17 years.

As of December 31, 2025, the maturities of operating lease liabilities are as follows:

Operating
Lease
2026	172,790
2027 and beyond	407,176
Total	$579,966
Less: amount representing interest	(87,614)
Present value of future minimum lease payments	492,352
Less: current obligations under leases	(129,378)
Long-term lease obligations	$362,974

For the years ended December 31, 2025 and 2024, the Company incurred rent expenses of $176,822 and $203,265, respectively.

Employment and Consulting Agreements

Alexander Tokman - Effective August 13, 2024, the Board appointed Alexander Tokman as the Company’s Chief Executive Officer and Chairman of the Board of Directors. In connection with his appointment, Mr. Tokman and the Company entered into an employment agreement, dated August 13, 2024 (the “Employment Agreement”). Mr. Tokman’s employment with the Company is “at will” and may be terminated by him or the Company at any time and for any reason. Pursuant to the Employment Agreement, Mr. Tokman will receive an annual base salary of $300,000, subject to adjustment at the Board’s discretion. Mr. Tokman is also eligible for an annual cash bonus based upon the achievement of performance-based objectives established by the Board of Directors. If Mr. Tokman’s employment is terminated by the Company without cause (as defined in the Omnibus Plan), if Mr. Tokman resigns for good reason (as defined in the Employment Agreement), or if Mr. Tokman’s employment ends following the hiring no later than February 13, 2026 of a replacement chief executive officer whom Mr. Tokman assists in recruiting, Mr. Tokman will be entitled to receive, subject to his execution of a standard release agreement, 12 months’ continuation of his current base salary and a lump sum payment equal to 12 months of continued healthcare coverage (or 24 months’ continuation of his current base salary and a lump sum payment equal to 24 months of continued healthcare coverage if such termination occurs within one year following a change in control). Additionally, under the Employment Agreement, Mr. Tokman is eligible to receive benefits that are substantially similar to those of the Company’s other senior executive officers.

Richard Jacroux - On August 7, 2024, the Company’s Board of Directors appointed Richard Jacroux as Chief Financial Officer. Mr. Jacroux works in a part-time capacity for the Company through Impact Solve, LLC (dba Impact Solutions) an accounting and chief financial officer service firm. The Company pays Impact Solutions a base monthly fee of $8,650 plus expenses in respect of his services to the Company and any hours worked in excess of 20 hours per week are paid at a rate of $150 per hour.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. During the year ended December 31, 2025, the Company recognized $10,000 of expense related to certain minor legal matters.

Note 13 - Income Taxes

The components of earnings before income taxes for the years ended December 31, 2025 and 2024 were as follows:

	For the Years Ended December 31,
	2025	2024
Income (loss) before income taxes
Domestic	(6,465,510)	(10,434,200)
Foreign	(561,900)	(1,073,800)
Total income (loss) before income taxes	$(7,027,410)	$(11,508,000)

Income tax provision (benefit) consists of the following for the years ended December 31, 2025 and 2024:

For the Years Ended December 31,
	2025	2024
Income tax provision (benefit):
Current
Federal	-	-
State	-	-
Foreign	-	-
Total Current	-	-
Deferred
Federal	-	-
State	-	-
Foreign	-	-
Total Deferred	-	-
Total income tax provision (benefit)	$-	$-

A reconciliation of the income tax provision (benefit) by applying the statutory United States federal income tax rate to income (loss) before income taxes is as follows:

	For the Years Ended December 31,
	2025		2024
Rate Reconciliation
Expected tax at statutory rates	$(1,475,800)	21%	$(2,416,700)	21%
Permanent Differences	$66,000	-1%	(157,900)	1%
State Income Tax, Net of Federal benefit	$(760,700)	11%	(822,500)	4%
State Rate Change-Federal Impact	$(197,600)	3%	(42,300)	0%
State Rate Change Adjustment	$941,000	-13%	201,300	0%
Foreign taxes at rate different than US Taxes	$(21,200)	0%	(58,900)	0%
Current Year Change in Valuation Allowance	$1,910,700	-27%	3,411,100	-26%
Prior Year True-Ups	$(462,400)	7%	(114,100)	0%
Income tax provision (benefit)	$-	0%	$-	0%

Deferred tax assets and liabilities are provided for significant income and expense items recognized in different years for tax and financial reporting purposes. Temporary differences, which give rise to a net deferred tax asset is as follows:

	For the Years Ended December 31,
	2025	2024
Deferred Tax Assets/(Liab.) Detail
Deferred Tax Assets (Liabilities):
Stock Based Comp	$1,656,200	1,546,000
Accrued Bonus	$74,300	17,100
Accrued Expenses	$35,200	36,000
Depreciation	$7,000	900
ROU (Asset)	$(280,600)	(148,800)
ROU Liability	$285,400	150,400
Changes in fair value of digital asset	$260, 100	-
Capitalized R&D	$1,378,400	1,967,800
R&D Credit	$29,800	29,800
Net Operating Losses (US)	$21,572,500	19,647,500
Net Operating Losses (Foreign)	$1,466,200	1,327,000
Net deferred tax assets (liabilities)	26,484,500	24,573,700
Valuation allowance	(26,484,500)	(24,573,700)
Net deferred tax assets (liabilities)	$-	$-

The domestic U.S. net operating loss carryforward increased from $70,976,189 at December 31, 2024 to $77,880,679 at December 31, 2025. After consideration of all the evidence, both positive and negative, management has recorded a full valuation allowance at December 31, 2025 and 2024, due to the uncertainty of realizing the deferred income tax assets. Out of the $77,880,679 net operating losses carry forward, $16,012,698 will begin to expire in 2028 and $61,867,981 will have an indefinite life. The Company’s Total State net operating losses also increased from $94,278,557 at December 31, 2024 to $101,674,023 at December 31, 2025. The State net operating losses will began to expire in 2028. There are also net operating losses from Canada, France, Germany, Netherlands and UK total to 6,060,699 as of December 31, 2025.

The Internal Revenue Code includes a provision, referred to as Global Intangible Low-Taxed Income (“GILTI”), which provides for a 10.5% tax on certain income of controlled foreign corporations. We have elected to account for GILTI as a period cost if and when occurred, rather than recognizing deferred taxes for basis differences expected to reverse.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. U.S. federal income tax returns for 2022 and after remain open to examination. We and our subsidiaries are also subject to income tax in multiple states and foreign jurisdictions. Generally, foreign income tax returns after 2022 remain open to examination. No income tax returns are currently under examination. As of December 31, 2025 and 2024, the Company does not have any unrecognized tax benefits, and continues to monitor its current and prior tax positions for any changes. The Company recognizes penalties and interest related to unrecognized tax benefits as income tax expense. For the years ended December 31, 2025 and 2024, there were no penalties or interest recorded in income tax expense.

Note 14 - Segment Reporting

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2025, and 2024:

	Year Ended	Year Ended
	December 31,	December 31,
	2025	2024
Operating Expenses
Research and development	$1,849,996	$3,190,293
Sales and marketing	$189,470	$571,040
General and administrative	$3,723,635	$7,055,814
Total operating expenses	$5,763,101	$10,817,147

Operating loss	$(5,763,101)	$(10,817,147)
Other segment items (a)	$(1,264,309)	$(690,800)

Net loss	$(7,027,410)	$(11,507,947)

Reconciliation of net loss
Adjustments and reconciling items	-	-
Consolidated net loss	$(7,027,410)	$(11,507,947)

(a)	Other segment items included in segment loss includes digital asset staking compensation, changes in digital assets, warrant expense, changes in warrant liability, gain on settlement of warrant liability and interest income.

Note 15 - Subsequent Events

The Company has evaluated events through March 31, 2026, the filing date of this Annual Report on Form 10-K and determined that there have been no additional subsequent events that occurred that would require adjustments to our disclosures in the consolidated financial statements, other than the following:

On February 23, 2026, the Company completed a sale and transfer of $150,000 of digital assets to fund ongoing operations.

On February 26, 2026, the Company issued a total of 64,274 shares of its common stock in return for aggregate net proceeds of $263,748 under the October 2025 ATM Agreement, which takes into account $8,154 in compensation paid to Lucid.

On March 16, 2026, the Company completed a sale and transfer of $150,000 of digital assets to fund ongoing operations.

On March 19, 2026, the Company implemented a reduction in workforce as part of efforts to extend its cash runway and align resources with its strategic priorities. In connection with this action, the Company expects to incur pre-tax cash charges of approximately $51,282 related to severance payments, which are expected to be recognized in the first quarter of 2026.

On March 25, 2026, the Company announced that it had initiated a process to evaluate a range of strategic alternatives aimed at maximizing shareholder value. The Company continues to evaluate these alternatives; however, there can be no assurance as to the outcome or timing of this process.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, management performed, with the participation of our principal executive and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive and principal financial officer concluded that, as of December 31, 2025, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting, as described below.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weakness as of December 31, 2025: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting. Because of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2025.

Continuing Remediation Efforts

To remediate its internal control weakness, management intends to implement the following measures, as the Company’s resources and financial means allow:

●	Add additional accounting personnel or outside consultants, such as a new controller, to properly segregate duties and to effect timely, accurate preparation of the financial statements; and

●	Complete the development of and maintain adequate written accounting policies and procedures.

As we are not an “accelerated filer” under SEC rules, we are not required to provide an auditor’s attestation of management’s assessment of internal control over financial reporting as of December 31, 2025.

Changes in Internal Control of Financial Reporting

During the three months ended December 31, 2025, except as described above under “Continuing Remediation Efforts,” there were no changes that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended December 31, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the names and ages of all of our executive officers and directors. Our officers are appointed by, and serve at the pleasure of, the board of directors.

Name	Age	Position
Alexander Tokman	64	Chief Executive Officer and Chairman
Richard Jacroux	58	Chief Financial Officer
Louis J. Basenese	48	Director
Anthony DiGiandomenico	59	Director
Michael Harsh	71	Director

Biographical information with respect to our executive officers and directors is provided below. There are no family relationships between any of our executive officers or directors.

Alexander Tokman joined ENDRA’s Board of Directors in 2008 and was appointed as the Company’s Chief Executive Officer and Chairman of the Board of Directors on August 13, 2024. Mr. Tokman is a growth-driven executive with 24+ years of cross-functional leadership and P&L management experience centered around the development and commercialization of new technology products and services for Medical Device, Biotech, Consumer Electronics, AI and AgTech markets. He has a demonstrated track record in driving breakthrough revenue growth and valuations for start-ups, micro-caps and Fortune 100 companies and implementing improved strategies and operating mechanisms to accelerate business turnarounds.

Prior to his appointment as ENDRA’s Chief Executive Officer, he served as a President of a privately held AI/Computer Vision SaaS company and was a CEO-in-Residence at the Allen Institute for Artificial Intelligence (AI2). Mr. Tokman also currently serves as an independent board director for a technology company commercializing a dedicated breast CT imaging platform, and he’s on the board of the American Academy of Thermography, a non-profit organization focused on bringing novel infrared imaging applications for disease diagnosis. Prior to that, he successfully led an IoT technology microcap for over 12 years and spent over 10 years as an executive with GE Healthcare, where he led several global businesses and successful commercialization of multiple business segments, including PET/CT. Mr. Tokman received both undergraduate and graduate Engineering degrees from the University of Massachusetts.

Mr. Tokman’s executive experience in companies engaged in the development and commercialization of new technology products makes him well-suited to serve on our Board of Directors.

Richard Jacroux was appointed Chief Financial Officer by the Board on August 7 2024, and serves as Principal Financial Officer and Principal Accounting Officer for the Company. Mr. Jacroux has over 20 years of experience in financial management and accounting and began his career at Ernst & Young LLP. Prior to ENDRA, Mr. Jacroux served as Chief Financial Officer of IUNU, Inc. and Buddy Platform, LTD. In 2023, he founded Impact Solve, LLC (dba Impact Solutions), an accounting and fractional chief financial officer service firm. He has also served as an adjunct professor at the University of Washington for more than 5 years. Mr. Jacroux received a BA in business administration and accounting from the University of Washington, and an MBA from the Kellogg School of Management.

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

Committees

Audit Committee. Our Audit Committee consists of Mr. Basenese, Mr. DiGiandomenico, and Mr. Harsh. The Board of Directors has determined that each member of the Audit Committee is independent within the meaning of the Nasdaq director independence standards and applicable rules of the SEC for audit committee members. The Board of Directors has elected Mr. DiGiandomenico as Chairperson of the Audit Committee and has determined that he qualifies as an “audit committee financial expert” under the rules of the SEC. The Audit Committee is responsible for assisting the Board of Directors in fulfilling its oversight responsibilities with respect to financial reports and other financial information. The Audit Committee (1) reviews, monitors and reports to the Board of Directors on the adequacy of the Company’s financial reporting process and system of internal controls over financial reporting, (2) has the ultimate authority to select, evaluate and replace the independent auditor and is the ultimate authority to which the independent auditors are accountable, (3) in consultation with management, periodically reviews the adequacy of the Company’s disclosure controls and procedures and approves any significant changes thereto, (4) provides the audit committee report for inclusion in our proxy statement for our annual meeting of stockholders and (5) recommends, establishes and monitors procedures for the receipt, retention and treatment of complaints relating to accounting, internal accounting controls or auditing matters and the receipt of confidential, anonymous submissions by employees of concerns regarding questionable accounting or auditing matters. The Audit Committee met four times in 2025 as well as acted by written consent.

Compensation Committee. Our Compensation Committee presently consists of Mr. Basenese, Mr. DiGiandomenico, and Mr. Harsh, each of whom is a non-employee director as defined in Rule 16b-3 of the Exchange Act. The Board has also determined that each member of the Compensation Committee is also an independent director within the meaning of Nasdaq’s director independence standards. Mr. Basenese serves as Chairperson of the Compensation Committee. The Compensation Committee (1) discharges the responsibilities of the Board of Directors relating to the compensation of our directors and executive officers, (2) oversees the Company’s procedures for consideration and determination of executive and director compensation, and reviews and approves all executive compensation, and (3) administers and implements the Company’s incentive compensation plans and equity-based plans. The Compensation Committee did not meet separately from the board of directors in 2025 but acted by unanimous written consent.

Corporate Governance and Nominating Committee. Our Corporate Governance and Nominating Committee consists of Mr. Harsh and Mr. Basenese. The Board of Directors has determined that each member of the Corporate Governance and Nominating Committee is an independent director within the meaning of the Nasdaq director independence standards and applicable rules of the SEC. Mr. Harsh serves as Chairperson of the Corporate Governance and Nominating Committee. The Corporate Governance and Nominating Committee (1) recommends to the Board of Directors persons to serve as members of the Board of Directors and as members of and chairpersons for the committees of the Board of Directors, (2) considers the recommendation of candidates to serve as directors submitted from the stockholders of the Company, (3) assists the Board of Directors in evaluating the performance of the Board of Directors and the Board committees, (4) advises the Board of Directors regarding the appropriate board leadership structure for the Company, (5) reviews and makes recommendations to the Board of Directors on corporate governance and (6) reviews the size and composition of the Board of Directors and recommends to the Board of Directors any changes it deems advisable. The Corporate Governance and Nominating Committee did not meet separately from the Board of Directors in 2025 but acted by written consent.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all such filings. Based solely on our review of the copies of the reports that we received and written representations that no other reports were required, we believe that our executive officers, directors and greater than 10% stockholders complied with all applicable filing requirements on a timely basis during 2025, other than Form 4 reports filed by each of Louis J. Basenese, Anthony DiGiandomenico and Michael Harsh in connection with June 11, 2025 RSU awards that were filed on July 1, 2025.

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

Insider Trading Policy

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition, with regard to the Company’s trading in its own securities, it is the Company’s policy to comply with the federal securities laws and the applicable Nasdaq requirements.

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

The following table sets forth information concerning the compensation earned by the individual that served as our principal executive officer during 2025, our two most highly compensated executive officers other than the individual who served as our principal executive officer during 2025, and up to two additional individuals for whom disclosure would have been provided but for the fact that such individual was not serving as an executive officer at the end of the last completed fiscal year (collectively, the “named executive officers”):

2025 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Stock Awards (1)	Options Awards ($) (2)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Alexander Tokman (4)	2025	300,000	90,724	-	-	-		390,724
Chief Executive Officer (since August 13, 2024)	2024	114,231	-	954	-	100,000		215,185
Michael Thornton (5)	2025	221,726	-	-	-	-		221,726
Former Chief Technology Officer	2024	221,690	-	-	-	392	(3)	222,082
Richard Jacroux (6)	2025	133,355	45,364	-	-	-		178,719
Chief Financial Officer (since August 8, 2024)	2024	95,900	-	-	-	-		95,900

(1)	2025 Stock Awards reflects PRSU awards with aggregate grant date fair value of $90,724 for Mr. Tokman and $45,364 for Mr. Jacroux, which vest subject to the achievement of performance criteria related to certain clinical milestones. The aggregate grant date fair value was calculated assuming 100% achievement of the performance criteria.
(2)	The amounts shown in this column indicate the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. For additional information regarding the assumptions made in calculating these amounts, see notes 2 and 8 to the financial statements included in Part II, Item 8 of this Annual Report. The shares underlying these option awards vest and become exercisable in three equal annual installments beginning on the first anniversary of their respective grant dates.
(3)	Represents insurance premiums paid by the Company with respect to life insurance for the benefit of the named executive officer.
(4)	Prior to appointment as Chief Executive Officer, Mr. Tokman served on the Board and provided consulting services to the Company. As a Board member, in January 2024, he was awarded an annual option grant to purchase 600 shares with a per share exercise price of $1.59. This grant was subject to adjustment due to the Company’s August 2024 Reverse Stock Split and the November 2024 Reverse Stock Split. After adjustment, this grant is for 1 share with a per share exercise price of $2,782.50. The amount shown above, $954, indicates the grant date fair value of option awards granted in the subject year computed in accordance with FASB ASC Topic 718. Board fees and consulting fees paid to Mr. Tokman in 2024 total $25,000 and $75,000, respectively, and are included in All Other Compensation.
(5)	Mr. Thornton is paid in Canadian Dollars. This figure is calculated using an average exchange rate of 1.3702 Canadian Dollars to US Dollars.
(6)	The Company contracts with Impact Solve, LLC (dba Impact Solutions) for Mr. Jacroux’s services. Mr. Jacroux began performing services for the Company prior to his appointment as Chief Financial Officer in March 2024 and was paid $36,600 for those services, which is included in the total above. Does not include $18,693 of fees paid to IS Bookkeeping & Payroll, a division of Impact Solutions, of which Mr. Jacroux is the founder, in respect of services provided by employees of Impact Solutions other than Mr. Jacroux.

Employment Agreements and Change of Control Arrangements

The following is a summary of the employment arrangements with our named executive officers.

Alexander Tokman. Effective August 13, 2024, Mr. Tokman and the Company entered into an employment agreement, (the “Employment Agreement”). Mr. Tokman’s employment with the Company is “at will” and may be terminated by him or the Company at any time and for any reason. Pursuant to the Employment Agreement, Mr. Tokman will receive an annual base salary of $300,000, subject to adjustment at the Board’s discretion. Mr. Tokman is also eligible for an annual cash bonus based upon the achievement of performance-based objectives established by the Board of Directors.  Additionally, Mr. Tokman is eligible to participate in our health and welfare programs and 401(k) plan, and other benefit programs on the same basis as other employees.

Michael Thornton - The Company had an employment agreement with Michael Thornton, the Company’s Chief Technology Officer, dated May 12, 2017, as amended December 27, 2019. The employment agreement provides for an annual base salary that is subject to adjustment at the board of directors’ discretion. Effective January 1, 2022, the Compensation Committee increased Mr. Thornton’s annual salary to $324,000. Under the employment agreement, Mr. Thornton is eligible for an annual cash bonus based upon achievement of performance-based objectives established by the board of directors. Under this employment agreement, Mr. Thornton was eligible to receive benefits that are substantially similar to those of the Company’s other senior executive officers.  On November 28, 2025, the Company entered into a Consulting Agreement with Mr Thornton (the “Consulting Agreement”), in connection with which Mr. Thornton resigned as the Company’s Chief Technology Officer. Pursuant to the Consulting Agreement, Mr. Thornton will provide commercialization services and certain deliverables to the Company, as may be requested by the Company from time to time, and the Company shall pay Mr. Thornton at a rate of (i) $150 per hour for the first five hours per calendar week and (ii) $100 per hour for any hours in excess of five hours per calendar week. The Consulting Agreement provides that all of Mr. Thornton’s outstanding Options and Restricted Stock Units (each term as defined in the Company’s 2016 Omnibus Incentive Plan) shall remain outstanding and continue to vest in accordance with their terms for so long as Mr. Thornton is providing services under the Consulting Agreement. The Consulting Agreement has an indefinite term and may be cancelled by either party with 15 days’ notice to the other party.

Richard Jacroux. On August 7, 2024, the Company’s Board of Directors appointed Richard Jacroux as Chief Financial Officer. Mr. Jacroux works in a part-time capacity for the Company through Impact Solutions pursuant to an Advisory Services Agreement dated November 28, 2025 (the “Advisory Services Agreement”). The Advisory Services Agreement provides for services (the “Services”) to be provided to the Company by Mr. Jacroux pursuant to work orders to be agreed upon by Mr. Jacroux and the Company from time to time. The Advisory Services Agreement provides that the Company shall reimburse Impact Solutions for reasonable travel and any additional expenses that the parties may agree to in writing in advance. Fees for the Services will be set forth in each applicable work order agreed to in advance by the Company and Impact Solutions. The initial work order, effective as of the date of the Advisory Services Agreement, provides for Mr. Jacroux to serve as the Company’s Principal Financial Officer and Principal Accounting Officer for an initial discounted base fee of $8,650 per month and at a rate of $124.70 per hour for hours beyond 16 per week, subject to an increase to a base fee of $10,800 per month and a rate of $156.00 per hour for hours beyond 16 per week effective January 1, 2026. The Advisory Services Agreement includes customary non-solicitation provisions, confidentiality provisions and representations and warranties included in similar agreements.

Outstanding Equity Awards at 2025 Fiscal Year End

The following table provides information regarding equity awards held by the named executive officers as of December 31, 2025.

	Stock Awards			Option Awards
	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested		Number of Securities Underlying Unexercised Options (#)	Number of Securities Underlying Unexercised Options (#)		Option Exercise	Option Expiration
	(#)	($)		Exercisable	Unexercisable		Price ($)	Date
Alexander Tokman				-			173,250	1/2/2026
Chief Executive Officer				1			108,150	3/25/2029
				-			92,400	4/5/2031
				-			66,500	1/2/2030
				2			31,500	12/11/2029
				-			28,000	1/4/2031
				-			25,900	1/3/2032
				3	0	(1)	13,300	3/28/2032
				3	2	(2)	7,035	1/30/2033
				-			2,782.50	1/2/2034
	26,921	90,724	(3)
Michael Thornton				3			78,750	12/13/2026
Former Chief Technology Officer				16			31,500	6/6/2027
				1			92,400	6/6/2027
				8			92,400	6/6/2027
				19	0	(1)	13,300	6/6/2027
				25	0	(2)	7,035	6/6/2027
Richard Jacroux	13,461	45,364	(4)	-	-		-	-
Chief Financial Officer

(1)	Represents unvested portion of stock option award which vests in three equal annual installments beginning on March 28, 2022.
(2)	Represents unvested portion of stock option award which vests in three equal annual installments beginning on January 30, 2023.
(3)	2025 Stock Awards includes PRSU awards with aggregate grant date fair value of $90,724, which vest subject to the achievement of performance criteria related to certain clinical milestones. The aggregate grant date fair value was calculated assuming 100% achievement of the performance criteria.
(4)	2025 Stock Awards includes PRSU awards with aggregate grant date fair value of $45,364, which vest subject to the achievement of performance criteria related to certain clinical milestones. The aggregate grant date fair value was calculated assuming 100% achievement of the performance criteria.

Equity Compensation Plan Table

The following table presents information on the Company’s equity compensation plans as of December 31, 2025. All outstanding awards relate to our common stock.

	Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants		Weighted- Average Exercise Price of Outstanding Options, Warrants and	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in
	and Rights		Rights	Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	216	(1)	$30,862.14	3,048,799	(2)
Equity compensation plans not approved by security holders	-		-	-
Total	216		$30,862.14	3,048,799

(1)	Consists of outstanding stock options exercisable for shares of common stock issued under the 2016 Plan.
(2)	Pursuant to the Omnibus Plan Amendment, the number of shares available for future issuance under the 2016 Plan was 3,048,799 shares.

Director Compensation

Effective January 30, 2023, the Company adopted a non-employee director compensation policy (the “Compensation Policy”) pursuant to which each of our non-employee directors receives, upon his or her initial election to the Board of Directors, a stock option exercisable for 2,500 shares of common stock with a per share exercise price equal to the closing price of the common stock on the Nasdaq on the grant date. All such stock options vest in three equal annual installments beginning on the one-year anniversary of the grant date. Under the Compensation Policy, on the first trading day of each calendar year, each non-employee director is awarded a stock option exercisable for 600 shares of common stock, with a per share exercise price equal to the closing price of the common stock on the Nasdaq on the grant date, which becomes exercisable in three equal annual installments beginning on the first anniversary of the grant date. Additionally, pursuant to the Compensation Policy, each non-employee director is paid an annual cash retainer of $40,000, prorated for partial years of service and paid quarterly in arrears. The Company did not issue the annual stock option awards in January 2025 as the Board of Directors intends to update the Compensation Policy. Rather, in 2025, each non-employee member of the Board was awarded 5,384 restricted stock units at a valuation of $18,144.

The following table sets forth information with respect to compensation earned by or awarded to each of our non-employee directors who served on the

Board of Directors during the fiscal year ended December 31, 2025:

	Fees Earned	Option &
	or Paid in	RSU	All Other
Name	Cash ($)	Awards ($) (1)(2)	Compensation ($)	Total ($)
Anthony DiGiandomenico	40,000	18,144		58,144
Michael Harsh	40,000	18,144		58,144
Louis Basenese	40,000	18,144		58,144

(1)	The following table shows the number of shares subject to outstanding option awards held by each non-employee director as of December 31, 2025:

Shares
Subject to
Outstanding
Option
Name	Awards
Louis Basenese	7
Anthony DiGiandomenico	11
Michael Harsh	11

(2)	In 2025, non-employee members of the Board were awarded 5,384 restricted stock units each at a valuation of $18,144 per board member.

ENDRA Policy Related to the Grant of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We have no practice or policy of coordinating or timing the release of the Company information around the grant date of our equity incentive awards, and we have not timed the disclosure of material non-public information for the purposes of affecting the value of executive compensation. During fiscal 2025, we did not grant any stock options (or similar awards) to any of our Named Executive Officers during any period beginning four business days before and ending one business day after the filing of any periodic report on Form 10-Q or Form 10-K, or the filing or furnishing of any Form 8-K that disclosed any material non-public information.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters.

The following tables set forth certain information regarding beneficial ownership of our voting stock as of March 31, 2026 by:

●	each person or group of affiliated persons known by us to be the beneficial owner of more than 5% of any class of our voting stock;

●	each named executive officer included in the Summary Compensation Table above;

●	each of our directors;

●	each person nominated to become director; and

●	all executive officers, directors and nominees as a group.

Unless otherwise noted below, the address of each person listed in the tables is c/o ENDRA Life Sciences Inc. at 3600 Green Court, Suite 350, Ann Arbor, Michigan 48105. To our knowledge, each person listed below has sole voting and investment power over the shares shown as beneficially owned except to the extent jointly owned with spouses or otherwise noted below.

Beneficial ownership is determined in accordance with the rules of the SEC. The information does not necessarily indicate ownership for any other purpose. Under these rules, shares of stock which a person has the right to acquire (i.e., by the exercise of any option or warrant) within 60 days after March 24, 2025 are deemed to be beneficially owned and outstanding for purposes of calculating the number of shares and the percentage beneficially owned by that person. However, these shares are not deemed to be beneficially owned and outstanding for purposes of computing the percentage beneficially owned by any other person. The applicable percentages of stock outstanding as of March 31, 2026 is based upon 1,240,751 shares of common stock and 17.488 shares of Series A Preferred Stock outstanding on that date.

Beneficial Ownership

Name of Beneficial Owner	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Beneficially Owned	Shares of Series A Preferred Stock Beneficially Owned	Percentage of Series A Preferred Stock Beneficially Owned
Louis Basenese	7	(1)	*	-	-
Anthony DiGiandomenico	70,890	(2)	5.7%	-	-
Michael Harsh	11	(3)	*	-	-
Alexander Tokman	14	(4)	*	-	-
Richard Jacroux	-		-	-	-
Michael Thornton	92	(5)	-	-	-
All directors and executive officers as a group (5 persons)	70,922		5.7%	-	-
5% Stockholders:
Juan R. Rivero (6)				17.488	100%

*	Less than one percent.

(1)	Consists of 1 shares of common stock and 6 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 31, 2026.
(2)	Consists of 59 shares of common stock, 9 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 31, 2026 and 70,822 shares purchased in the 2025 Offering.
(3)	Consists of 2 shares of common stock, 9 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 31, 2026.
(4)	Consists of 5 shares of common stock and 9 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 31, 2026.
(5)	Consists of 20 shares of common stock, 72 shares of common stock issuable upon the exercise of options that are presently exercisable or becoming exercisable within 60 days of March 31, 2026.
(6)	Mr. Rivero’s address is 14521 Jockey Circle, N. Davie, FL 33330.

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

Other than as set forth below, since January 1, 2024, the Company has not participated in any such related party transaction.

On March 24, 2024, the Company entered into an agreement for consulting services with Impact Solve, LLC (dba Impact Solutions), an accounting and chief financial officer service firm, controlled by Richard Jacroux. Mr. Jacroux works in a part-time capacity for the Company through Impact Solutions. The Company pays Impact Solutions a base monthly fee of $8,650 plus expenses in respect of his services to the Company, and hours worked in excess of 20 per week are paid at a rate of $150 per hour.

In October 2025, the Company conducted a private placement offering in which the Company sold 70,822 shares of common stock and warrants exercisable for 141,644 shares of common stock to Anthony DiGiandomenico at a combined price of $7.06 per share and two warrants.

Item 14. Principal Accountant Fees and Services

RBSM LLP (“RBSM”) audited our financial statements for the year ended December 31, 2025. The following table sets forth the aggregate fees billed or expected to be billed by RBSM for audit and non-audit services in 2025 and 2024, including “out-of-pocket” expenses incurred in rendering these services. The nature of the services provided for each category is described following the table.

Fee Category	2025	2024
Audit Fees (1)	$209,000	$237,500
Audit-Related Fees	-	-
Tax Fees (2)	-	$-
Total	$209,000	$237,500

(1)	Audit fees include fees for professional services rendered for the audit of our annual statements, quarterly reviews, consents and assistance with and review of documents filed with the SEC.
(2)	Tax fees include fees for professional services rendered for tax compliance, tax advice and tax planning.

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

3. Exhibits

The following is a list of exhibits filed as part of this Annual Report:

Exhibit		Filed	Incorporation by Reference
Number	Exhibit Description	Herewith	Form	Exhibit	Filing Date
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company, as amended [Restated for SEC filing purposes only]	x
3.2	Amended and Restated Bylaws of the Company		S-1	3.4	12/06/16
4.1	Specimen Certificate representing shares of common stock of the Company		S-1	4.1	11/21/16
4.2	Certificate of Designations of Series A Convertible Preferred Stock		8-K	4.1	12/11/19
4.3	Form of Warrant issued in December 2019 Series A Convertible Preferred Stock Offering		8-K	4.2	12/11/19
4.4	Certificate of Designations of Series B Convertible Preferred Stock		8-K	4.1	12/26/19
4.5	Form of Warrant issued in December 2019 Series B Convertible Preferred Stock Offering		8-K	4.2	12/26/19
4.6	Certificate of Designations of Series C Preferred Stock		8-K	3.1	09/27/22
4.7	Form of Warrant issued in April 2023 Underwritten Public Offering		S-1	4.2	03/30/23
4.8	Form of Underwriter’s Warrant issued in April 2023 Underwritten Public Offering		S-1/A	4.3	04/18/23
4.9	Form of Warrant Agency Agreement		S-1	4.4	03/30/23
4.10	Form of Placement Agent Warrant		S-1	4.5	05/10/24
4.11	Form of Series A Warrant		S-1	4.2	05/31/24
4.12	Form of Series B Warrant		S-1	4.3	05/31/24
4.13	Form of Pre-Funded Warrant		S-1	4.4	05/10/24
4.14	Amendment to Series A Warrant		10-Q	3.8	08/14/24
4.15	Amendment to Series B Warrant		10-Q	3.9	08/14/24
4.16	Form of Common Warrant		8-K	4.1	10/15/25
4.17	Form of Prefunded Warrant		8-K	4.2	10/15/25
4.18	Form of Placement Agent Warrant		8-K	4.3	10/15/25
4.19	Form of Advisory Warrant		8-K	4.4	10/15/25
4.20	Description of Securities		10-K	4.12	03/30/22
10.1	ENDRA Life Sciences Inc. 2016 Omnibus Incentive Plan*		S-1	10.4	12/06/16
10.2	First Amendment to ENDRA Life Sciences Inc. 2016 Omnibus Incentive Plan*		DEF 14A	Appx. A	05/10/18
10.3	Second Amendment to ENDRA Life Sciences Inc. 2016 Omnibus Incentive Plan*		DEF 14A	Appx. B	10/28/25
10.4	Form of Stock Option Award under 2016 Omnibus Incentive Plan*		S-1	10.5	12/06/16
10.5	Form of Restricted Stock Unit Award under 2016 Omnibus Incentive Plan*		S-1	10.6	12/06/16
10.6	Non-Employee Director Compensation Policy, effective January 30, 2023*		10-K	10.6	03/16/23
10.7	Form of Indemnification Agreement by and between the Company and each of its directors and executive officers*		S-1	10.8	11/21/16

10.8	Amended and Restated Employment Agreement, dated May 12, 2017, by and between the Company and Michael Thornton*		8-K	10.2	05/12/17
10.9	First Amendment to Employment Agreement, dated December 27, 2019, by and between the Company and Michael Thornton*		8-K	10.2	12/27/19
10.10	Advisory Services Agreement, dated as of November 28, 2025 by and between the Company and Richard Jacroux		8-K	10.2	11/28/25
10.11	Employment Agreement, dated August 13, 2024, by and between the Company and Alexander Tokman*		10-Q	10.1	11/19/24
10.12	Consulting Agreement, dated as of November 28, 2025, by and between the Company and Michael Thornton		8-K	10.1	11/28/25
10.13	Gross Lease, dated January 1, 2015, between the Company and Green Court LLC		S-1	10.18	11/21/16
10.14	Amendment to Gross Lease, dated October 10, 2017, by and between the Company and Green Court LLC		10-Q	10.2	05/15/18
10.15	Second Amendment to Lease, dated March 15, 2021, by and between the Company and Green Court LLC		10-K	10.18	03/25/21
10.16	Third Amendment to Lease, dated December 1, 2024, by and between the Company and Green Court LLC		10-K	10.17	03/31/25
10.17	Consulting Agreement, dated October 17, 2023, by and between the Company and Alexander Tokman*		10-K	10.21	03/28/24
10.18	Amended and Restated Investment Management Agreement, dated as of September 17, 2025 by and between the Company and Arca Investment Management, LLC		8-K	10.3	10/15/25
10.19	Master Custody Service Agreement, dated as of July 16, 2025 by and between the Company and Anchorage Digital Bank, N.A.		S-1/A	10.21	07/25/25
10.20	Securities Purchase Agreement, dated as of October 10, 2025, between ENDRA Life Sciences Inc. and the purchasers party thereto		8-K	10.1	10/15/25
10.21	Form of Registration Rights Agreement by and between ENDRA Life Sciences Inc. and the purchasers party thereto		8-K	10.2	10/15/25
19.1	ENDRA Life Sciences Inc. Insider Trading Policy		10-K	19.1	03/31/25
21.1	Subsidiaries of the Company		10-K	21.1	03/30/22
23.1	Consent of RBSM LLP, Independent Registered Public Accounting Firm (with respect to Forms S-3)	x
23.2	Consent of RBSM LLP, Independent Registered Public Accounting Firm (with respect to Forms S-8)	x
24.1	Power of Attorney (included on signature page)	x
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	x
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934	x
32.1	Certification Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	x
97	Incentive-Based Compensation Recovery Policy		10-K	97	03/28/24
101.INS	Inline XBRL Instance Document	x
101.SCH	Inline XBRL Taxonomy Extension Schema Document	x
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	x
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	x
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	x
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	x
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates management compensatory plan, contract or arrangement.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDRA Life Sciences Inc.

Dated: March 31, 2026	By:	/s/ Alexander Tokman
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

Signatures	Title	Date

/s/ Alexander Tokman	Chief Executive Officer and	March 31, 2026
Alexander Tokman	Chairman of the Board of Directors
(Principal Executive Officer)

/s/ Richard Jacroux	Chief Financial Officer (Principal	March 31, 2026
Richard Jacroux	Financial and Accounting Officer)

/s/ Louis J. Basenese	Director	March 31, 2026
Louis J. Basenese

/s/ Anthony DiGiandomenico	Director	March 31, 2026
Anthony DiGiandomenico

/s/ Michael Harsh	Director	March 31, 2026
Michael Harsh