Form 10-Q
period 2026-03-31
ENDRA Life Sciences Inc.
filed 2026-05-15
CIK 1681682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2026

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

As of May 15, 2026, there were 1,270,077 shares of our common stock, par value $0.0001 per share, outstanding.

 i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENDRA Life Sciences Inc.

Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Current Assets
Cash	$356,462	$762,365
Prepaid expenses	180,204	205,604
Total Current Assets	536,666	967,969
Non-Current Assets
Fixed assets, net	33,024	42,516
Right of use assets	431,725	461,949
Prepaid expenses, long term	-	365,417
Digital Assets	2,430,781	2,009,960
Other assets	5,986	5,986
Total Assets	$3,438,182	$3,853,797

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$701,487	$621,578
Lease liabilities, current portion	133,953	129,378
Total Current Liabilities	835,440	750,956

Long Term Debt
Lease liabilities	327,253	362,974
Warrant Liability	488,604	479,747
Total Long Term Debt	815,857	842,721

Total Liabilities	1,651,297	1,593,677
Commitments and Contingencies	-	-

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized; 17.488 and 17.488 shares issued and outstanding, respectively	-	-
Series B Convertible Preferred Stock, $0.0001 par value; 1,000 shares authorized; no shares issued and outstanding	-	-
Series C Convertible Preferred Stock, $0.0001 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 1,240,751 and 1,176,477 shares issued and outstanding, respectively	122	116
Additional paid in capital	113,563,705	112,725,513
Accumulated deficit	(111,776,942)	(110,465,509)
Total Stockholders’ Equity	1,786,885	2,260,120
Total Liabilities and Stockholders’ Equity	$3,438,182	$3,853,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Operating Expenses
Research and development	$776,410	$528,685
Sales and marketing	4,278	68,991
General and administrative	1,393,060	871,606
Total operating expenses	2,173,748	1,469,282

Operating loss	(2,173,748)	(1,469,282)

Other (expenses) income
Other income	351	24,390
Digital asset staking compensation	11,060	-
Unrealized gain on change in fair value of digital assets	738,177	-
Realized gain on change in fair value of digital assets	121,584
Changes in fair value of warrant liability	(8,857)	408,562
Total other (expenses) income	862,315	432,952

Loss from operations before income taxes	(1,311,433)	(1,036,330)

Provision for income taxes	-	-

Net Loss	$(1,311,433)	$(1,036,330)

Net loss per share – basic and diluted	$(1.09)	$(1.86)

Weighted average common shares – basic and diluted	1,199,586	557,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2025

	Series A Convertible		Series B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	17.488	$-	-	$-	536,908	$53	$105,998,412	$(103,438,099)	$2,560,366
Common stock issued for cash	-	-	-	-	-	-	83,046	-	83,046
Fair value of vested common stock	-	-	-	-	25,305	2	145,801	-	145,803
Fair value of vested stock options	-	-	-	-	-	-	83,046	-	83,046
Net loss	-	-	-	-	-	-	-	(1,036,330)	(1,036,330)
Balance as of March 31, 2025	17.488	$-	-	$-	562,213	$55	$106,227,259	$(104,474,429)	$1,752,885

Three Months Ended March 31, 2026

	Series A Convertible		Series B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	17.488	$-	-	$-	1,176,477	$116	$112,725,513	$(110,465,509)	$2,260,120
Common stock issued for cash	-	-	-	-	64,274	6	263,741	-	263,747
Fair value of vested stock options	-	-	-	-	-	-	7,908	-	7,908
Fair value of vested restricted stock awards							30,588		30,588
Fair value of vested restricted stock units	-	-	-	-	-	-	535,955	-	535,955
Net loss	-	-	-	-	-	-	-	(1,311,433)	(1,311,433)
Balance as of March 31, 2026	17.488	$-	-	$-	1,240,751	$122	$113,563,705	$(111,776,942)	$1,786,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(1,311,433)	$(1,036,330)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,492	13,786
Stock compensation expense	574,451	83,046
Amortization of right of use assets	30,223	31,797
Digital asset staking compensation	(11,060)	-
Unrealized gain on change in fair value of digital assets	(738,177)	-
Realized gain on change in fair value of digital assets	(121,584)
Changes in fair value of warrant liability	8,857	(408,562)
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid expenses	390,817	88,854
Increase/(decrease) in accounts payable and accrued liabilities	79,908	(68,604)
Increase/(decrease) in lease liability	(31,146)	2,884
Net cash used in operating activities	(1,119,650)	(1,293,129)

Cash Flows from Investing Activities
Purchases of fixed assets	-	(17,280)
Sale of Digital Intangible Assets	450,000	-
Net cash provided by (used in) investing activities	450,000	(17,280)

Cash Flows from Financing Activities
Proceeds from issuance of common stock for cash	263,747	145,803
Net cash provided by financing activities	263,747	145,803

Net increase (decrease) in cash	(405,903)	(1,164,606)

Cash, beginning of period	762,365	3,229,480

Cash, end of period	$356,462	$2,064,874

Supplemental disclosures of cash items
Interest paid	$12,051	$14,855
Income tax paid	$-	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ENDRA Life Sciences Inc.

Notes to Condensed Consolidated Financial Statements

For the three months ended March 31, 2026 and 2025

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The balance sheet at March 31, 2026 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual financial statements for the twelve months ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2026.

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

Leases

Accounting Standards Update (“ASU”) No. 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. At March 31, 2026 and December 31, 2025, the Company recorded a right of use asset of $431,725 and $461,949, respectively. At March 31, 2026 and December 31, 2025, the Company recorded a lease liability of $461,206 and $492,352, respectively.

Digital Assets

The Company maintains a DAT strategy under which it may acquire, hold, and deploy certain digital assets as part of its treasury and capital management activities. The Company’s digital assets consist primarily of HYPE tokens, which are recorded on the consolidated balance sheets as “Digital assets.”

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the three months ended March 31, 2026 and 2025, the Company incurred $776,410 and $528,685 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 2,984,346 and 2,626,254 potentially dilutive shares, which include outstanding common stock options, and warrants, as of March 31, 2026 and December 31, 2025, respectively.

	March 31,	December 31,
	2026	2025
Options to purchase common stock	184	236
Warrants to purchase common stock	2,478,848	2,478,848
Shares issuable upon conversion of Series A Convertible Preferred Stock	1	1
Restricted Stock Units	475,987	147,169
Restricted Stock Awards	29,326	-
Potential equivalent shares excluded	2,984,346	2,626,254

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

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other share-based awards to its employees, consultants and non-employee members of the board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. In addition, on December 9, 2025, the stockholders approved the Second Amendment to the Omnibus Plan (the “Omnibus Plan Amendment”) at the 2025 Annual Meeting of the Company’s stockholders (the “Annual Meeting”). The Omnibus Plan Amendment increased the pool of shares available for issuance by 3,200,000 shares of common stock. Due to these increases, the pool of shares issuable under the Omnibus Plan shares increased from 1,738 shares to 3,379,771 shares as of December 31, 2025. In light of the increase effected by the Omnibus Plan Amendment, no automatic increase to the pool was effected as of March 31, 2026. As of March 31, 2026, there were 3,019,525 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to March 31, 2026 of $111,776,942. The Company had working capital of $(298,774) as of March 31, 2026. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern and will require additional financing to fund its future planned operations, including research and development and commercialization of its products. These matters raise substantial doubt about the Company’s ability to continue as going concern. The accompanying financial statements for the three months ended March 31, 2026 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of, or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

The Company considered recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the SEC, and determined that such pronouncements did not or in management’s opinion will not have a material impact on the Company’s present or future consolidated financial statements.

Note 4 - Fixed Assets

As of March 31, 2026 and December 31, 2025, fixed assets consisted of the following:

	March 31,	December 31,
	2026	2025
Property, leasehold and capitalized software	$597,234	$597,235
TAEUS development and testing	125,151	125,151
Accumulated depreciation	(689,362)	(679,870)
Fixed assets, net	$33,024	$42,516

Depreciation expense for the three months ended March 31, 2026 and March 31, 2025 was $9,492 and $13,786, respectively.

Note 5 - Accounts Payable and Accrued Liabilities

As of March 31, 2026 and December 31, 2025, current liabilities consisted of the following:

	March 31,	December 31,
	2026	2025
Accounts payable	$456,837	$382,970
Payroll accrual	146,845	70,971
Accrued employee benefits	5,750	5,750
Accrued expenses	92,055	161,887
Total	$701,487	$621,578

Note 6 - Capital Stock

Capital Stock

At March 31, 2026, the authorized capital of the Company consisted of 1,010,000,000 shares of capital stock, comprised of 1,000,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”), 1,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”), 100,000 shares of its preferred stock as Series C Preferred Stock, and the remainder of the 9,889,000 preferred shares remain authorized but undesignated.

As of March 31, 2026, there were 1,240,751 shares of common stock outstanding (which excludes both the 69 unvested shares of restricted stock described in Note 7 below, the 1 share of common stock into which the outstanding shares of Series A Preferred Stock are convertible and includes 12,857 shares of common stock due to exercise of warrants and 6 shares issued but held in treasury), 17.488 shares of Series A Preferred Stock, and no shares of Series B Preferred Stock or Series C Preferred Stock issued and outstanding, and a stock payable balance of $0.

During the three months ended March 31, 2026, the Company issued a total of 64,274 shares of its common stock under the October 2025 ATM Agreement (as defined below) in return for aggregate net proceeds of $263,748, which takes into account $8,154 in compensation paid to Lucid Capital Markets, LLC (“Lucid”) in its role as Sales Agent under the February 2024 ATM Agreement.

At-the-Market Equity Offering Program

On February 14, 2024, the Company entered into a new At-The-Market Issuance Sales Agreement with Ascendiant (the “February 2024 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $6.2 million, which replaced the Company’s prior At-The-Market Issuance Sales Agreement. On October 13, 2025, the Company terminated the February 2024 ATM Agreement. On October 29, 2025, the Company entered into an At-The-Market Issuance Sales Agreement with Lucid, as sales agent, pursuant to which the Company may offer and sell, from time to time through Lucid, shares of Common Stock for aggregate gross proceeds of up to $1,750,000 (the “October 2025 ATM Agreement”).

Note 7 - Common Stock Options, Restricted Stock Units and Restricted Stock

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the Omnibus Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. There were no issuances of stock options in the quarter ended March 31, 2026. A summary of option activity under the Company’s Omnibus Plan as of March 31, 2026, and changes during the quarter then ended, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term (Years)
Balance outstanding at December 31, 2025	236	$28,842	3.16
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(52)	60,268	-
Balance outstanding at March 31, 2026	184	$19,961	3.46
Exercisable at March 31, 2026	184	$19,961	3.46

Restricted Stock Units

On June 11, 2025, the Company granted a total of 161,527 restricted stock units (“RSUs”) under its Omnibus Plan. The fair value per share (closing stock price) was $3.37. The grants included both standard RSUs issued to members of the Board of Directors and performance-based RSUs (“PBRSUs”) issued to employees. The PBRSUs are subject to both service and performance vesting conditions. On March 2, 2026, due to shifting business priorities making the original performance conditions unfeasible, the Board has approved modifying the RSUs to vest fully on the one-year anniversary of the grant date. Due to this, there was change of PRSUs into time-based RSUs with vesting based solely on continued service through June 11, 2026 (the one-year anniversary of the original grant date).

On January 21, 2026, the Company granted a total of 330,972 RSUs under its Omnibus Plan. The fair value per share (closing stock price) was $4.31. The grants included standard RSUs issued to members of the Board of Directors and employees.

During the three months ended March 31, 2026, the Company recognized $535,955 in stock-based compensation expense related to these RSU grants. This expense is included in total operating expenses in the condensed consolidated statements of operations.

Unrecognized stock-based compensation expense related to these RSUs will be recognized over the remaining vesting period, which is one year for standard RSUs. As of March 31, 2026, the total compensation expense to be recognized in future periods is $1,263,823 over the next one year.

Restricted Common Stock

On November 30, 2023, the Company issued 115 shares of restricted common stock (the “Restricted Stock”) of the Company to PatentVest, Inc. (“PatentVest”) pursuant to a Restricted Stock Agreement and Consulting Services Agreement, each with PatentVest, in exchange for certain services related to the Company’s patent portfolio. The fair value of the Restricted Stock was determined to be $200,485 using the market price of the stock on the date of the issuance. The Restricted Stock is subject to a vesting schedule pursuant to the Restricted Stock Agreement and the shares may not be sold, assigned, transferred, pledged, hypothecated, disposed of or otherwise encumbered prior to becoming vested. During the three months ended March 31, 2024, the Company recorded as vested 46 shares valued at $80,000. The Restricted Stock is subject to a vesting schedule pursuant to the Restricted Stock Agreement and the shares may not be sold, assigned, transferred, pledged, hypothecated, disposed of or otherwise encumbered prior to becoming vested. No services were provided by PatentVest, Inc. in the period ended March 31, 2026.

Note 8 - Common Stock Warrants

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

In connection with the 2025 Private Placement, the Company also issued placement agent warrants to purchase up to 44,660 shares of common stock at an exercise price of $9.47 per share. Additionally, and as part of the DAT strategy, the Company issued to its investment advisor warrants to purchase an aggregate of 400,000 shares of Common Stock (the “Advisory Warrants”). Advisory Warrants in respect of 100,000 shares are exercisable immediately for an exercise price equal to $6.95. Advisory Warrants in respect of 300,000 shares become exercisable in the event that AUM exceeds certain thresholds within six or nine months following the closing, at exercise prices ranging from $6.95 to $7.50.

Warrant Exercises

During the three months ended March 31, 2026, no warrants were exercised.

The following table summarizes all warrant activity of the Company for the three months ended March 31, 2026:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Warrants	Price	Term (Years)
Balance outstanding at December 31, 2025	2,478,848	$85.38	4.58
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding at March 31, 2026	2,478,848	$12.24	3.45
Exercisable at March 31, 2026	2,178,848	$12.97	3.57

Common Stock Warrants

During the three months ended March 31, 2026 and 2025, the Company recognized a (loss) gain of $(8,857) and $408,562, respectively, for the change in fair value of warrant liability in the statement of operations. As of March 31, 2026 and December 31, 2025, the warrant liability balance was $488,604 and $479,747, respectively.

Measurement

The Company established the initial fair value for the warrant liability on August 20, 2024, the date the warrants were initially exercisable. Upon exercise, the instrument is marked to its fair value upon exercise, and the shares delivered are recorded at fair value in the Company’s statement of stockholders’ equity. The warrant liability was valued based on the following inputs for the warrants:

	March 31,	December 31,
Input	2026	2025
Exercise Price	$75.95	$6.32 and $75.95
Stock Price	$4.65	$4.53 and $7.41
Volatility	136.2% and 159.9%	140.44% and 163.82%
Discount Rate	3.68% and 3.83%	3.47% - 3.63%
Expected Dividend	-	-
Expected Life (Years)	0.89 and 3.39	1.13 and 5.01

Note 9 - Digital Assets

The Company holds digital assets as part of its treasury strategy. As of December 31, 2025 and March 31, 2026, the Company’s digital asset holdings consist of HYPE tokens.

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

The Company’s digital assets are classified within Level 1 of the fair value hierarchy because the fair value is based on quoted prices in active markets.

Purchases and Sales

In the fourth quarter 2025, the Company purchased approximately 78,863.1 HYPE tokens for an aggregate cost of $3.0 million. As of December 31, 2025, the Company’s holdings also included 175.8 tokens received as staking rewards during that period.

During the quarter ending March 31, 2026, the Company sold 12,914.5 tokens for gross proceeds of $450,000. The Company recognized a realized gain of $121,584, which is included in Other Income/Expense in the consolidated statements of operations.

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

For the quarter ended March 31, 2026, the Company recognized $11,060 of staking reward income, which is included in Other Income in the consolidated statements of operations. There was no staking income for the quarter ended March 31, 2025.

Digital Asset Balance

	Tokens	$
Balance at December 31, 2025	79,038.9	$2,009,960
Cost of tokens sold	(12,914.5)	(328,416)
Digital Asset staking compensation	363.0	11,060
Unrealized gain/(loss) from fair value measurement		738,177
Balance at March 31, 2026	66,487.4	$2,430,781

	March 31, 2026	December 31, 2025
Digital assets at fair value	$2,430,781	$2,009,960

The Company determines the fair value of its digital assets based on quoted market prices in active markets (Level 1 inputs) as of the reporting date. The aggregate cost basis of digital assets held as of March 31, 2026 was $1,692,604.

Note 10 - Related Party Transactions

In September 2024, the Company began using IS Bookkeeping & Payroll, which is a division of Impact Solve, LLC (dba Impact Solutions) (“Impact Solutions”), an accounting and chief financial officer service firm. The Company’s Chief Financial Officer works in a part-time capacity for the Company through Impact Solutions. For the three month periods ended March 31, 2026 and March 31, 2025, Impact Solutions and IS Bookkeeping & Payroll provided services to the Company totaling $44,571 and $49,186, respectively.

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at March 31, 2026 was 10%. Lease expense is recognized on a straight-line basis over the lease term to the extent that collection is considered probable. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 3 years.

As of March 31, 2026, the maturities of operating lease liabilities are as follows:

	Operating
	Lease
2026	129,592
2027 and beyond	407,176
Total	$536,769
Less: amount representing interest	(75,563,	)
Present value of future minimum lease payments	461,206
Less: current obligations under leases	(133,953)
Long-term lease obligations	$327,253

For the three months ended March 31, 2026 and 2025, the Company incurred rent expenses of $40,939 and $51,733, respectively.

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

Richard Jacroux - On August 7, 2024, the Company’s Board of Directors appointed Richard Jacroux as Chief Financial Officer. Mr. Jacroux works in a part-time capacity for the Company through Impact Solutions. Mr. Jacroux receives a base monthly fee of $8,650 plus expenses in respect of his services to the Company and any hours worked in excess of 20 hours per week are paid at a rate of $150 per hour. The Company’s needs have typically required more than the base fee, averaging $11,632 a month for the three months ending March 31, 2026.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. As of March 31, 2026, there were no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

Note 12 - Segment Reporting

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2026, and 2025:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
Operating Expenses	2026	2025
Research and development	$776,410	$528,685
Sales and marketing	4,278	68,991
General and administrative	1,393,060	871,606
Total operating expenses	2,173,748	1,469,282

Operating loss	(2,173,748)	(1,469,282)

Other segment items (a)	862,315	432,952

Net loss	$(1,311,433)	$(1,036,330)

Reconciliation of net loss
Adjustments and reconciling items	-	-

Consolidated net loss	$(1,311,433)	$(1,036,330)

(a)	Other segment items included in segment loss includes digital asset staking compensation, changes in fair value of digital asset, warrant expense, changes in warrant liability and interest income.

Note 13 - Subsequent Events

The Company has assessed operations through, May 15, 2026, the filing date of this Quarterly Report on Form 10-Q and determined that there were no material subsequent events requiring adjustment to, or disclosure in, our consolidated financial statements for the three months ended March 31, 2026, other than the following:

On April 20, 2026, The Nasdaq Stock Market LLC (“Nasdaq”) Listing Qualifications Staff (the “Staff”) issued a letter to the Company indicating that, because the Company’s stockholders’ equity as reported in its Annual Report on Form 10-K for the year ended December 31, 2025 was $2,260,120, the Company is no longer in compliance with Minimum Stockholders’ Equity Requirement. The Staff’s letter indicated that the Company’s non-compliance would result in the delisting of the Company’s securities from Nasdaq unless the Company timely requests a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company timely requested a hearing before the Panel, which request will stay any further action by Nasdaq pending the issuance of a decision by the Panel and the expiration of any extension the Panel may grant to the Company following the hearing.

The Company intends to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq. The Company is currently evaluating its available options to resolve the deficiency and regain compliance with the Minimum Stockholders’ Equity Requirement. However, there can be no assurance that the Company will be able to regain compliance with the Minimum Stockholders’ Equity Requirement, maintain compliance with the other Nasdaq listing requirements or be successful in appealing the delisting determination.

Subsequent to March 31, 2026, the Company sold digital assets for aggregate proceeds of approximately $250,000 during April 2026. The transaction did not impact the Company’s financial position as of the balance sheet date and is disclosed as a non-recognized subsequent event.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, the terms “we,” “us,” “our,” “ENDRA” and the “Company” refer to ENDRA Life Sciences Inc., a Delaware corporation, and its direct and indirect subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and related notes thereto in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Form 10-Q, including those regarding our strategies, prospects, financial condition, operations, costs, plans and objectives, are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals and product launches. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in, or implied by, the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our limited commercial experience, limited cash and history of losses; our ability to obtain adequate financing to fund our business operations in the future; our ability to achieve profitability; delays and changes in regulatory requirements, policy and guidelines, including potential delays in submitting required regulatory applications or other submissions with respect to U.S. Food and Drug Administration (“FDA”) or other regulatory agency approval; our ability to obtain and maintain required CE mark certifications and secure required FDA and other governmental approvals for our Thermo-Acoustic Enhanced Ultrasound (“TAEUS”) applications; our ability to develop any commercially feasible applications based on our TAEUS technology; market acceptance of our technology; the effect of macroeconomic conditions on our business; results of our human studies, which may be negative or inconclusive; our ability to find and maintain development partners; our reliance on third parties, collaborations, strategic alliances and licensing arrangements to complete our business strategy; the amount and nature of competition in our industry; our ability to protect our intellectual property; potential changes in the healthcare industry or third-party reimbursement practices; our ability to comply with regulation by various federal, state, local and foreign governmental agencies and to maintain necessary regulatory clearances or approvals; our ability to regain compliance with Nasdaq listing standards; our ability to successfully execute on our digital asset treasury strategy; risks related to regulatory developments regarding digital assets and digital asset markets, which could adversely affect our business, financial condition, and results of operations; the volatile and unpredictable cycles in the digital asset industry; in the accounting treatment of digital assets; our dependence on our senior management team; and the other risks and uncertainties described in the Risk Factors section of our Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026, and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Financial Operations Overview

Revenue

No revenue has been generated by our TAEUS technology, which we have not commercially sold as of March 31, 2026.

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

Sales and Marketing Expenses

Sales and marketing expenses consist primarily of headcount and consulting costs, and marketing and tradeshow expenses. Currently, our marketing efforts are through our website and attendance of key industry meetings and conferences. The company has decided to limit its marketing and sales activities until after we have obtained FDA approval for the sale of the NAFLD TAEUS device.

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

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other share-based awards to its employees, consultants and non-employee members of the board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2025, the pool of shares issuable under the Omnibus Plan automatically increased by 178,033. In addition, on December 9, 2025, the stockholders of ENDRA Life Sciences Inc. (the “Company”) approved the Second Amendment to the Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan Amendment”) at the 2025 Annual Meeting of the Company’s Stockholders (the “Annual Meeting”). That Amendment increased the pool of shares available for issuance by 3,200,000 shares of common stock. Due to these increases, the pool of shares issuable under the Omnibus Plan shares increased from 1,738 shares to 3,048,799 shares as of December 31, 2025. In light of the increase effected by the Omnibus Plan Amendment, no automatic increase to the pool was effected as of March 31, 2026. As of March 31, 2026, there were 3,019,525 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Results of Operations

Three months ended March 31, 2026 and 2025

Revenue

We had no revenue during the three months ended March 31, 2026 and 2025.

Cost of Goods Sold

We had no cost of goods sold during the three months ended March 31, 2026 and 2025.

Research and Development

Research and development expenses were $776,410 for the three months ended March 31, 2026, as compared to $528,685 for the three months ended March 31, 2025, an increase of $247,725, or 47%. The costs include primarily wages, fees, equipment and third-party costs for the development of our TAEUS product line. Research and development expenses increased from the prior year as we complete development of our initial TAEUS product and began focusing our spending on clinical trials and commercialization of the product that has been developed.

Sales and Marketing

Sales and marketing expenses were $4,278 for the three months ended March 31, 2026, as compared to $68,991 for the three months ended March 31, 2025, a decrease of $64,713, or 94%. The costs include primarily headcount and pre-selling activities for our TAEUS product line. Sales and marketing expenses decreased largely due to continued reductions in expenses resulting from our restructuring in the second quarter of 2024 and first quarter of 2026. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the three months ended March 31, 2026 were $1,393,060, compared to $871,606 for the three months ended March 31, 2025, an increase of $521,454, or 60%. Our wage and related expenses for the three months ended March 31, 2026 were $779,125, compared to $368,607 for the three months ended March 31, 2025. Wage and related expenses in the three months ended March 31, 2026 included $574,451 of stock compensation expense related to the issuance and vesting of options and RSUs for the three months ended March 31, 2026. Our professional fees, which include legal, audit, and investor relations, for the three months ended March 31, 2026 were $387,231, compared to $305,860 for the three months ended March 31, 2025.

Other Income

Other expense of $862,315 for the three months ended March 31, 2026 was primarily due to changes in fair value of warrant liability and digital assets. Other expense was $432,952 for the three months ended March 31, 2025, an increase of $429,363, or 99%, due to changes in fair value of warrant liability and digital assets. For the three months ended March 31, 2026, there were changes in fair value of warrant liability of $(8,857) and changes in fair value of digital assets of $859,761.

Net Loss

As a result of the foregoing, for the three months ended March 31, 2026, we recorded a net loss of $1,311,433, compared to a net loss of $1,036,330 for the three months ended March 31, 2025.

Near-Term Liquidity and Capital Resources

We are experiencing financial and operating challenges. Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. As of March 31, 2026, we had an accumulated deficit of $111,776,942 and had $356,462 in cash.  To date we have funded our operations through private and public sales of our securities and will need to raise additional funds in order to execute on our business plan, fully commercialize our TAEUS technology, and generate revenues. In the three months ended March 31, 2026, we implemented cost reduction measures, including a reduction in headcount and prioritization of development activities over clinical ones, to extend our operating runway and focus resources on product improvements and regulatory strategy for our TAEUS liver application. These actions are expected to impact the timing of certain development activities, including delaying the timing of a future De Novo submission to the FDA relating to our TAEUS liver application. Additionally, in March 2026, we announced that the Board had initiated a process to evaluate a range of strategic alternatives including, but not limited to strategic investments, mergers, business combinations, in-licensing or collaboration arrangements, asset sales, or sale or merger of the Company.

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

The consolidated financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the three months ended March 31, 2026, we incurred net losses of $1,311,433 and used cash in operations of $1,119,650. In light of our cash balance as of March 31, 2026, we will need to raise additional capital in order to fund operations through the next twelve months, and prior to any ability to fund operations from revenue generated from the sale of our products. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the three months ended March 31, 2026, we used $1,119,650 of cash in operating activities primarily as a result of our net loss of $1,311,433, offset by share-based compensation of $574,451, amortization of right of use assets of $30,223, depreciation expense of $9,492, change in fair value of warrant liability of $8,857, digital asset staking compensation of $(11,060), change in fair value of digital assets of $(859,761) and net changes in operating assets and liabilities of $439,581.

Investing Activities

During the three months ended March 31, 2026, we received $450,000 in proceeds from the sale of digital intangible assets. During the three months ended March 31, 2025, we used $17,280 in investing activities related to purchases of fixed assets.

Financing Activities

During the three months ended March 31, 2026, our financing activities provided $263,747 in proceeds from issuances of common stock. During the three months ended March 31, 2025, our financing activities provided $145,803 in proceeds from issuances of common stock.

Long-Term Liquidity

We have not completed the commercialization of any of our TAEUS technology platform applications and have reduced our headcount and R&D spending in order to conserve resources. To the extent resources allow, we would expect to continue to incur significant expenses relating to the development of our TAEUS technology for the foreseeable future in order to finalize the commercialization of our TAEUS liver product and develop further TAEUS products. In this case, we would anticipate that our expenses would increase substantially as we:

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

It is possible that we will not achieve the progress that we expect because the actual costs and timing of completing the development and regulatory approvals for a new medical device are difficult to predict and are subject to substantial risks and delays. We have no committed external sources of funds except for our at-the-market offering program with Lucid Capital Markets, LLC, the use of which may be limited due to registration statement rules relating to public float. Our existing cash will not be sufficient for us to complete the commercialization of our TAEUS application, or to complete the development of any other TAEUS application and we will need to raise substantial additional capital for those purposes. As a result, we will need to finance our future cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Our forecast of our financial resources is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

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

Off-Balance Sheet Transactions

At March 31, 2026, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of March 31, 2026, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of March 31, 2026: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

To remediate the material weakness, management intends to implement the following measures during 2026, as the Company’s resources and financial means allow:

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that could affect these controls during the three months ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not currently a party to any pending legal proceedings that we believe will have a material adverse effect on our business or financial condition. We may, however, be subject to various claims and legal actions arising in the ordinary course of business from time to time.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in this section and under “Risk Factors” in our Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the Securities and Exchange Commission on March 31, 2026. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by any forward-looking statements contained in this report.

There have been no material changes to our Risk Factors as therein previously reported.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company, as amended [Restated for SEC filing purposes only] (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2026)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-214724), as amended, originally filed on November 21, 2016)
31.1	Certification of Periodic Report by Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDRA LIFE SCIENCES INC.

Date: May 15, 2026	By:	/s/ Alexander Tokman
Alexander Tokman
Chief Executive Officer and Chairman
(Principal Executive Officer)

ENDRA LIFE SCIENCES INC.

Date: May 15, 2026	By:	/s/ Richard Jacroux
Richard Jacroux
Chief Financial Officer
(Principal Financial and Accounting Officer)