Form 10-Q
period 2026-06-30
ENDRA Life Sciences Inc.
filed 2026-08-14
CIK 1681682

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

As of August 14, 2026, there were 1,499,838 shares of our common stock, par value $0.0001 per share, outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ENDRA Life Sciences Inc.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2026	2025
Assets	(Unaudited)

Current Assets
Cash	$1,739,943	$762,365
Restricted cash	3,800,003	-
Prepaid expenses	47,064	205,604
Total Current Assets	5,587,010	967,969
Non-Current Assets
Fixed assets, net	43,538	42,516
Right of use assets	400,717	461,949
Prepaid expenses, long term	-	365,417
Digital Assets	1,904,954	2,009,960
Other assets	5,986	5,986
Total Assets	$7,942,205	$3,853,797

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued liabilities	$647,934	$621,578
Lease liabilities, current portion	138,644	129,378
Total Current Liabilities	786,578	750,956

Long Term Debt
Lease liabilities	290,630	362,974
Warrant Liability	555,306	479,747
Total Long Term Debt	845,936	842,721

Total Liabilities	1,632,514	1,593,677
Commitments and Contingencies	-	-

Stockholders’ Equity
Series A Convertible Preferred Stock, $0.0001 par value; 10,000 shares authorized; 17.488 and 17.488 shares issued and outstanding, respectively	-	-
Series B Convertible Preferred Stock, $0.0001 par value; 1,000 shares authorized; no shares issued and outstanding	-	-
Series C Convertible Preferred Stock, $0.0001 par value; 100,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.0001 par value; 1,000,000,000 shares authorized; 1,499,838 and 1,176,477 shares issued and outstanding, respectively	148	116
Additional paid in capital	117,999,522	112,725,513
Receivable related to employee equity awards	(72,981)	-
Accumulated deficit	(111,616,998)	(110,465,509)
Total Stockholders’ Equity	6,309,691	2,260,120
Total Liabilities and Stockholders’ Equity	$7,942,205	$3,853,797

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Operating Expenses
Research and development	$233,665	$381,061	$1,010,075	$909,746
Sales and marketing	5,813	68,834	10,091	137,825
General and administrative	1,243,778	851,195	2,636,838	1,722,801
Total operating expenses	1,483,256	1,301,090	3,657,004	2,770,372

Operating loss	(1,483,256)	(1,301,090)	(3,657,004)	(2,770,372)

Other Income (Expenses)
Other income (expense)	(45)	13,066	306	37,456
Digital asset staking compensation	9,700	-	20,760	-
Unrealized gain on change in fair value of digital assets	1,290,892	-	2,029,068	-
Realized gain on change in fair value of digital assets	409,355	-	530,940	-
Changes in fair value of warrant liability	(66,702)	62,112	(75,559)	470,674
Total other income	1,643,200	75,178	2,505,515	508,130

Income/(loss) from operations before income taxes	159,944	(1,225,912)	(1,151,489)	(2,262,242)

Provision for income taxes	-	-	-	-

Net Income (Loss)	$159,944	$(1,225,912)	$(1,151,489)	$(2,262,242)

Net income (loss) per share – basic	$0.12	$(1.71)	$(0.91)	$(3.55)
Net income (loss) per share – diluted	0.06	$(1.71)	$(0.91)	$(3.55)

Weighted average common shares – basic	1,324,046	717,107	1,262,040	637,362
Weighted average common shares – diluted	2,475,261	717,107	1,262,040	637,362

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Six Months Ended June 30,2025

	Series A Convertible		Series B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	17.488	$-	-	$-	536,908	$53	$105,998,412	$(103,438,099)	$2,560,366
Common stock issued for cash	-	-	-	-	215,482	21	1,003,197	-	1,003,218
Fair value of vested stock options	-	-	-	-	-	-	132,279	-	132,279
Fair value of vested restricted stock units	-	-	-	-	-	-	39,530	-	39,530
Net loss	-	-	-	-	-	-	-	(2,262,242)	(2,262,242)
Balance as of June 30, 2025	17.488	$-	-	$-	752,390	$74	$107,173,418	$(105,700,341)	$1,473,151

Six Months Ended June 30, 2026

	Series A Convertible		Series B Convertible				Additional	Receivable Related to Employee		Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Equity	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Awards	Deficit	Equity
Balance as of December 31, 2025	17.488	$-	-	$-	1,176,477	$116	$112,725,513	-	$(110,465,509)	$2,260,120
Common stock issued for cash - ATM	-	-	-	-	82,174	8	357,676	-	-	357,684
Common stock issued for cash - private fundraising					66,846	6	158,007			158,013
Fair value allocated to warrants during fundraising	-	-	-	-	-	-	2,432,783	-	-	2,432,783
Fair value allocated to prefunded warrants during fundraising	-	-	-	-	-	-	1,209,206	-	-	1,209,206
Fair value of vested stock options	-	-	-	-	-	-	8,292	-	-	8,292
Fair value of vested restricted stock awards	-	-	-	-	29,326	3	101,172	-	-	101,175
Fair value of vested restricted stock units	-	-	-	-	145,015	15	1,006,873	(72,981)	-	933,907
Net loss	-	-	-	-	-	-	-	-	(1,151,489)	(1,151,489)
Balance as of June 30, 2026	17.488	$-	-	$-	1,499,838	$148	$117,999,522	$(72,981)	$(111,616,998)	$6,309,691

Three Months Ended June 30, 2025

	Series A Convertible		Series B Convertible				Additional		Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of March 31, 2025	17.488	$-	-	$-	562,213	$55	$106,227,259	$(104,474,429)	$1,752,885
Common stock issued for cash	-	-	-	-	190,177	19	857,396	-	857,415
Fair value of vested stock options	-	-	-	-	-	-	49,233	-	49,233
Fair value of vested restricted stock units	-	-	-	-	-	-	39,530	-	39,530
Net loss	-	-	-	-	-	-	-	(1,225,912)	(1,225,912)
Balance as of June 30, 2025	17.488	$-	-	$-	752,390	$74	$107,173,418	$(105,700,341)	$1,473,151

Three Months Ended June 30, 2026

	Series A Convertible		Series B Convertible				Additional	Receivable related to employee		Total
	Preferred Stock		Preferred Stock		Common stock		Paid in	equity	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	awards	Deficit	Equity
Balance as of March 31, 2026	17.488	$-	-	$-	1,240,751	$122	$113,563,705	$-	$(111,776,942)	$1,786,885
Common stock issued for cash - ATM	-	-	-	-	17,900	2	93,934	-	-	93,936
Common stock issued for cash - private fundraising	-	-	-	-	66,846	6	158,007		-	158,013
Fair value allocated to warrants during fundraising	-	-	-		-	-	2,432,783	-	-	2,432,783
Fair value allocated to prefunded warrants during fundraising	-	-	-	-	-	-	1,209,206	-	-	1,209,206
Fair value of vested stock options	-	-	-	-	-	-	384	-	-	384
Fair value of vested restricted stock awards	-	-	-	-	29,326	3	70,585	-		70,588
Fair value of vested restricted stock units	-	-	-	-	145,015	15	470,918	(72,981)	-	397,952
Net loss	-	-	-	-	-	-	-	-	159,944	159,944
Balance as of June 30, 2026	17.488	$-	-	$-	1,499,838	$148	$117,999,522	$(72,981)	$(111,616,998)	$6,309,691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ENDRA Life Sciences Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2026	2025
Cash Flows from Operating Activities
Net loss	$(1,151,489)	$(2,262,242)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,648	23,142
Stock compensation expense	1,116,355	171,809
Amortization of right of use assets	61,232	55,231
Digital asset staking compensation	(20,760)	-
Unrealized gain on change in fair value of digital assets	(2,029,068)	-
Realized gain on change in fair value of digital assets	(530,940)	-
Changes in fair value of warrant liability	75,559	(470,674)
Receivable related to employee equity awards	(72,981)	-
Changes in operating assets and liabilities:
Decrease/(increase) in prepaid expenses	523,957	159,873
Increase/(decrease) in accounts payable and accrued liabilities	26,355	(59,871)
Increase/(decrease) in lease liability	(63,078)	(24,112)
Net cash used in operating activities	(2,047,210)	(2,406,844)

Cash Flows from Investing Activities
Purchases of fixed assets	(18,670)	(17,280)
Sale of Digital Assets	2,685,775	-
Net cash provided by (used in) investing activities	2,667,105	(17,280)

Cash Flows from Financing Activities
Proceeds from issuance of common stock for cash - ATM	357,684	1,003,218
Proceeds from issuance of common stock for cash – Private fundraising	3,800,002	-
Net cash provided by financing activities	4,157,686	1,003,218

Net increase (decrease) in cash	4,777,581	(1,420,906)

Cash cash equivalents, and restricted cash, beginning of period	762,365	3,229,480

Cash and cash equivalents	1,739,943	1,808,574
Restricted cash	3,800,003	-
Cash, cash equivalents, and restricted cash, end of period	$5,539,946	$1,808,574

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

ENDRA Life Sciences Inc.

Notes to Condensed Consolidated Financial Statements

For the six months ended June 30, 2026 and 2025

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

Pending Merger

On June 25, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among ASP Isotopes Inc., a Delaware corporation (“ASP Isotopes”), Noble Africa LLC, a Delaware limited liability company (“Noble Africa”) and a direct, wholly-owned subsidiary of ASP Isotopes, Renergen Limited, a company incorporated under the laws of the Republic of South Africa (“Renergen”) and a direct, wholly-owned subsidiary of ASP Isotopes, the Company, and Kruger Merger Sub LLC, a Delaware limited liability company (“Merger Sub”) and a direct, wholly-owned subsidiary of the Company, pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Noble Africa, with Noble Africa surviving the Merger as a direct wholly-owned subsidiary of ENDRA (“Surviving Company”).

Concurrently with the entry into the Merger Agreement, Noble Africa entered into subscription agreements (“Subscription Agreements”) with ASP Isotopes and certain investors pursuant to which Noble Africa agreed to sell approximately (i) 4,594,218 Class A Units of Noble Africa and/or pre-funded warrants to purchase Class A Units of Noble Africa (the “Pre-Funded Warrants”) to certain institutional investors and other persons and (ii) 3,054,185 Class B Units of Noble Africa to ASP Isotopes. Additionally, prior to the effective time of the Merger (the “Effective Time”), ASP Isotopes will contribute all of its equity interest in Renergen to Noble Africa in exchange for 55,500,000 of Noble Africa’s Class B Units (the “Contribution”). The shares of Class B Common Stock (as defined below) received by ASP Isotopes upon conversion of the Class B Units in connection with the Merger will entitle ASP Isotopes to 10 votes per share on all matters submitted to a vote of the stockholders of the Company.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, all of the units of Merger Sub outstanding immediately prior to the Effective Time shall be converted into and become units of the Surviving Company (“Surviving Company Units”) and the Company shall be admitted as the sole member of the Surviving Company as the holder of all Surviving Company Units. Additionally, at the Effective Time, (i) each Class A Unit of Noble outstanding immediately prior to the Effective Time (other than any units of Noble held by ENDRA, Merger Sub, Noble or any of their respective subsidiaries (the “Excluded Company Units”), which shall be automatically cancelled), by virtue of the Merger, shall be converted into the right to receive one share of Class A Common Stock (as defined below), (ii) each Class B Unit of Noble Africa outstanding immediately prior to the Effective Time (other than any Excluded Company Units), by virtue of the Merger, shall be converted into the right to receive one share of Class B Common Stock (as defined below) and (iii) each Pre-Funded Warrant that is outstanding and unexercised immediately prior to the Effective Time, will be converted into and become a warrant to purchase Class A Common Stock, and ENDRA shall assume the terms of the Pre-Funded Warrant by which such Pre-Funded Warrant is evidenced (with changes to such documents as ASP Isotopes and ENDRA mutually agree are appropriate to reflect the substitution of the Pre-Funded Warrant by ENDRA to purchase shares of Class A Common Stock), in each case subject to certain adjustments as set forth in the Merger Agreement. Pursuant to the A&R Certificate of Incorporation (as defined below), at the Effective Time, each share of our common stock issued and outstanding or held as treasury stock immediately prior to the Effective Time shall, automatically and without further action by any stockholder, be reclassified as one share of Class A Common Stock.

Immediately prior to the Effective Time, the Company shall file with the Secretary of State of the State of Delaware an amended and restated Certificate of Incorporation (the “A&R Certificate of Incorporation”), pursuant to which the Company will be renamed Noble Africa Inc. The A&R Certificate of Incorporation will establish two classes of common stock, consisting of Class A common stock, par value $0.0001 per share (“Class A Common Stock”), and Class B common stock, par value $0.0001 per share (“Class B Common Stock”).

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements and related notes have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the year ending December 31, 2026. The balance sheet at June 30, 2026 has been derived from the audited financial statements at that date. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual financial statements for the twelve months ended December 31, 2025 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2026.

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

Restricted Cash

Restricted cash consists of cash that is subject to contractual or other restrictions that limit the Company’s ability to use such funds for general operating purposes. Restricted cash is presented separately from cash and cash equivalents on the balance sheets and is classified as current or non-current based on the expected duration of the applicable restriction. The Company includes restricted cash with cash and cash equivalents when reconciling the beginning and ending amounts shown in the statements of cash flows.

In connection with the Company’s May 2026 private placement, the Company entered into a side letter agreement with the investor that requires the Company to maintain a cash balance of at least $3.8 million in a segregated bank account until the earlier of the closing of the Company’s proposed strategic transaction with Noble Africa or the payment of the fee required under the side letter agreement if the Company determines not to continue pursuing the transaction.

Accordingly, as of June 30, 2026, approximately $3.8 million was classified as restricted cash on the balance sheet.

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

Leases

Accounting Standards Update (“ASU”) No. 2016-02 requires a lessee to record a right of use asset and a corresponding lease liability on the balance sheet for all leases with terms longer than 12 months. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest period presented in the financial statements. At June 30, 2026 and December 31, 2025, the Company recorded a right of use asset of $400,717 and $461,949, respectively. At June 30, 2026 and December 31, 2025, the Company recorded a lease liability of $429,274 and $492,352, respectively.

Digital Assets

The Company maintains a DAT strategy under which it may acquire, hold, and deploy certain digital assets as part of its treasury and capital management activities. The Company’s digital assets consist primarily of HYPE tokens, which are recorded on the consolidated balance sheets as “Digital assets.”

Measurement of Digital Assets

Digital assets are accounted for as indefinite-lived intangible assets and, effective January 1, 2025, are measured at fair value in accordance with ASC 350-60, Intangibles—Goodwill and Other—Crypto Assets. The Company determines the fair value of its digital assets based on quoted market prices in active markets (Level 1 inputs) as of the reporting date. The Company has concluded that HYPE meets each of the six scope criteria in ASC 350-60-15-1.

Changes in the fair value of digital assets are recognized in the consolidated statements of operations within “Change in fair value of digital assets.” Realized gains and losses from the sale of digital assets are recorded as separate line items. Transaction costs associated with the acquisition or disposition of digital assets are expensed as incurred within other expenses.

Digital Asset Staking

The Company may participate in staking activities whereby it validates transactions on blockchain networks and earns rewards in the form of additional digital assets.

Digital asset staking rewards are recognized as income within “Digital asset staking compensation” in the consolidated statements of operations. Rewards are recognized when the Company obtains control of the tokens, which occurs when the tokens are credited to the Company’s custody account. Staking rewards are measured at the fair value of the digital assets received at the time they are earned.

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

Presentation

Digital assets are classified as noncurrent assets on the consolidated balance sheets unless management intends to sell them within one year. Changes in fair value and staking compensation are presented separately within other income (loss), unless otherwise required by the nature of the Company’s operations.

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

Research and Development Costs

The Company follows FASB Accounting Standards Codification (“ASC”) Subtopic 730-10, “Research and Development”. Research and development costs are charged to the statement of operations as incurred. During the three months ended June 30, 2026 and 2025, the Company incurred $233,665 and $381,061 of expenses related to research and development costs, respectively. During the six months ended June 30, 2026 and 2025, the Company incurred $1,010,075 and $909,746 of expenses related to research and development costs, respectively.

Net Earnings (Loss) Per Common Share

The Company computes earnings per share under ASC Subtopic 260-10, “Earnings Per Share”. Basic earnings (loss) per share is computed by dividing the net income (loss) attributable to the common stockholders (the numerator) by the weighted average number of shares of common stock outstanding (the denominator) during the reporting periods. Diluted loss per share is computed by increasing the denominator by the weighted average number of additional shares that could have been outstanding from securities convertible into common stock (using the “treasury stock” method), unless their effect on net loss per share is anti-dilutive. There were 3,271,004 and 4,578,319 potentially anti-dilutive shares, which include outstanding common stock options, warrants, convertible preferred stock, and RSUs, as of the three and six months ended June 30, 2026, respectively. For the three and six months ended June 30, 2025, potentially anti-dilutive shares were 342,501.

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2026	2025	2026	2025
Options to purchase common stock	183	266	183	266
Warrants to purchase common stock	3,270,821	180,707	4,247,163	180,707
Shares issuable upon conversion of Series A Convertible Preferred Stock	-	1	1	1
Restricted Stock Units	-	161,527	330,972	161,527
Potential equivalent shares excluded	3,271,004	342,501	4,578,319	342,501

The following securities were included in the computation of diluted net earnings per share as their effect would have been dilutive for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,	June 30,
	2026	2025
Prefunded warrants	976,323	-
Shares issuable upon conversion of Series A Convertible Preferred Stock	1	-
Incremental Restricted Stock Units	174,891	-
Potential equivalent shares excluded	1,151,215	-

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

The Company measures certain financial assets and liabilities at fair value on a recurring basis. The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the level within the fair value hierarchy in which the fair value measurements fall:

	June 30, 2026
Assets	Level 1	Level 2	Level 3	Total
Digital Assets	$1,904,954	$-	$-	$1,904,954
Total assets measured at fair value	$1,904,954	$-	$-	$1,904,954

	June 30, 2026
Assets	Level 1	Level 2	Level 3	Total
Warrant liability	$-	$-	$555,306	$555,306
Total liabilities measured at fair value	$-	$-	$555,306	$555,306

The Company’s digital assets are classified within Level 1 of the fair value hierarchy because their fair values are determined using quoted prices in active markets for identical assets.

The Company’s warrant liability is classified within Level 3 of the fair value hierarchy because its fair value is determined using valuation techniques that incorporate significant inputs that are not observable in the market.

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other share-based awards to its employees, consultants and non-employee members of the board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. In addition, on December 9, 2025, the stockholders approved the Second Amendment to the Omnibus Plan (the “Omnibus Plan Amendment”) at the 2025 Annual Meeting of the Company’s stockholders (the “Annual Meeting”). The Omnibus Plan Amendment increased the pool of shares available for issuance by 3,200,000 shares of common stock. Due to these increases, the pool of shares issuable under the Omnibus Plan shares increased from 1,738 shares to 3,379,771 shares as of December 31, 2025. In light of the increase effected by the Omnibus Plan Amendment, no automatic increase to the pool was effected as of January 1, 2026. As of June 30, 2026, there were 3,019,525 shares of common stock remaining available for issuance under the Omnibus Plan.

Receivable Related to Employee Equity Awards

Amounts associated with employee tax withholding obligations arising from the issuance or settlement of equity awards are presented as a reduction of stockholders’ equity when such amounts are directly associated with the issuance of the Company’s equity securities.

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

Going Concern

The Company’s financial statements are prepared using accounting principles generally accepted in the United States (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has limited commercial experience and had a cumulative net loss from inception to June 30, 2026 of $111,616,998. The Company had working capital of $4,800,432, of which $3,800,003 is restricted cash, as of June 30, 2026. In connection with the proposed merger with LHE LNG Holdings, LLC (“LHE”), the Company entered into a side letter agreement that requires the Company to maintain approximately $3.8 million in a segregated deposit account subject to a deposit account control agreement. The Side Letter also provides for a payment obligation to LHE upon the occurrence of certain events specified in the agreement. The Company evaluated the Payment Obligation under ASC 450, Contingencies, and ASC 480, Distinguishing Liabilities from Equity. See Note 10, Commitments and Contingencies, for additional information regarding the Side Letter and related Payment Obligation. The Company has not established an ongoing source of revenue sufficient to cover its operating costs and to allow it to continue as a going concern and will require additional financing to fund its future planned operations, including research and development and commercialization of its products. These matters raise substantial doubt about the Company’s ability to continue as going concern. The accompanying financial statements for the six months ended June 30, 2026 have been prepared assuming the Company will continue as a going concern, but the ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it establishes a revenue stream and becomes profitable. Management’s plans to continue as a going concern include raising additional capital through sales of equity securities and borrowing. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. Therefore, substantial doubt about the entity’s ability to continue as a going concern exists. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be required to delay, reduce the scope of, or eliminate one or more of the Company’s research and development activities or commercialization efforts or perhaps even cease the operation of its business. The ability of the Company to continue as a going concern is dependent upon its ability to successfully secure other sources of financing and attain profitable operations. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which enhances disclosures about significant segment expenses and other segment items and requires certain disclosures currently required annually to be provided on an interim basis. The Company has adopted ASU 2023-07 and has included the applicable interim disclosures required by the standard. See Note 11, Segment Information.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disclosures regarding an entity’s effective tax rate reconciliation and income taxes paid, among other changes. The amendments are effective for annual periods beginning after December 15, 2024. The Company will include the applicable disclosures required by ASU 2023-09 in its annual financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires additional disclosures regarding certain expense captions presented on the statement of operations, including specified categories of expenses included within those captions. The amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact of adopting ASU 2024-03 on its consolidated financial statement disclosures.

The FASB is also currently considering certain projects related to the accounting for digital assets, including projects addressing the accounting for transfers of crypto assets and the classification of certain digital assets as cash equivalents. The Company continues to monitor these projects and will evaluate the impact of any final accounting standards on its consolidated financial statements and related disclosures when issued.

Note 3 - Fixed Assets

As of June 30, 2026 and December 31, 2025, fixed assets consisted of the following:

	June 30,	December 31,
	2026	2025
Property, leasehold and capitalized software	$615,905	$597,235
TAEUS development and testing	125,151	125,151
Accumulated depreciation	(697,518)	(679,870)
Fixed assets, net	$43,538	$42,516

Depreciation expense for the six months ended June 30, 2026 and June 30, 2025 was $17,648 and $23,142, respectively.

Note 4 - Accounts Payable and Accrued Liabilities

As of June 30, 2026 and December 31, 2025, current liabilities consisted of the following:

	June 30,	December 31,
	2026	2025
Accounts payable	$464,976	$382,970
Payroll accrual	167,208	70,971
Accrued employee benefits	5,750	5,750
Accrued expenses	10,000	161,887
Total accounts payable and accrued liabilities	$647,934	$621,578

Note 5 - Capital Stock

Capital Stock

At June 30, 2026, the authorized capital of the Company consisted of 1,010,000,000 shares of capital stock, comprised of 1,000,000,000 shares of common stock with a par value of $0.0001 per share, and 10,000,000 shares of preferred stock with a par value of $0.0001 per share. The Company has designated 10,000 shares of its preferred stock as Series A Convertible Preferred Stock (“Series A Preferred Stock”), 1,000 shares of its preferred stock as Series B Convertible Preferred Stock (“Series B Preferred Stock”), 100,000 shares of its preferred stock as Series C Preferred Stock, and the remainder of the 9,889,000 preferred shares remain authorized but undesignated.

As of June 30, 2026, there were 1,499,838 shares of common stock outstanding (which excludes both the 69 unvested shares of restricted stock described in Note 6 below, the 1 share of common stock into which the outstanding shares of Series A Preferred Stock are convertible and includes 6 shares issued but held in treasury), 17.488 shares of Series A Preferred Stock, and no shares of Series B Preferred Stock or Series C Preferred Stock issued and outstanding, and a stock payable balance of $0.

During the six months ended June 30, 2026, the Company issued a total of 82,174 shares of its common stock under the October 2025 ATM Agreement (as defined below) in return for aggregate net proceeds of $357,684, which takes into account $11,062 in compensation paid to Lucid Capital Markets, LLC (“Lucid”) in its role as Sales Agent under the October 2025 ATM Agreement.

During the six months ended June 30, 2026, the Company issued a total of 66,846 shares of its common stock (along with 511,541 Prefunded Warrants and 1,156,774 Warrants) as part of the 2026 Private Placement (described below) in return for aggregate net proceeds of $3,800,002. The Company also issued 145,015 RSUs and 29,326 RSAs in return for aggregate net proceeds of $933,907 and $101,175, respectively.

At-the-Market Equity Offering Program

On February 14, 2024, the Company entered into a new At-The-Market Issuance Sales Agreement with Ascendiant Capital Markets LLC (the “February 2024 ATM Agreement”) to sell shares of common stock for aggregate gross proceeds of up to $6.2 million, which replaced the Company’s prior At-The-Market Issuance Sales Agreement. On October 13, 2025, the Company terminated the February 2024 ATM Agreement. On October 29, 2025, the Company entered into an At-The-Market Issuance Sales Agreement with Lucid, as sales agent, pursuant to which the Company may offer and sell, from time to time through Lucid, shares of Common Stock for aggregate gross proceeds of up to $1,750,000 (the “October 2025 ATM Agreement”).

Note 6 - Common Stock Options, Restricted Stock Units and Restricted Stock

Common Stock Options

Stock options are awarded to the Company’s employees, consultants and non-employee members of the board of directors under the Omnibus Plan and are generally granted with an exercise price equal to the market price of the Company’s common stock at the date of grant. There were no issuances of stock options in the quarter ended June 30, 2026. A summary of option activity under the Company’s Omnibus Plan as of June 30, 2026, and changes during the period then ended, is presented below:

			Weighted
		Weighted	Average
		Average	Remaining
	Number of	Exercise	Contractual
	Options	Price	Term (Years)
Balance outstanding at December 31, 2025	236	$28,842	3.16
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Cancelled or expired	(53)	59,264	-
Balance outstanding at June 30, 2026	183	$20,031	3.23
Exercisable at June 30, 2026	183	$20,031	3.23

As of June 30, 2026, there was no aggregate intrinsic value of options outstanding and options exercisable. As of June 30, 2026, there was no unrecognized compensation cost related to stock options.

Restricted Stock Units

On June 11, 2025, the Company granted a total of 161,527 restricted stock units (“RSUs”) under its Omnibus Plan. The fair value per share (closing stock price) was $3.37. The grants included both standard RSUs issued to members of the Board of Directors and performance-based RSUs (“PBRSUs”) issued to employees. The PBRSUs are subject to both service and performance vesting conditions. On March 2, 2026, due to shifting business priorities making the original performance conditions unfeasible, the Board has approved modifying the RSUs to vest fully on the one-year anniversary of the grant date. Due to this, there was change of PRSUs into time-based RSUs with vesting based solely on continued service through June 11, 2026 (the one-year anniversary of the original grant date). As of the modification date, the fair value per share was $3.92, total RSUs of 128,863 were modified and related incremental compensation cost of $70,875. We recognized $114,310 and $373,289 of expense related to RSUs for the three months and six months ended June 30, 2026, respectively.

On January 21, 2026, the Company granted a total of 330,972 RSUs under its Omnibus Plan. The fair value per share (closing stock price) was $4.31. The grants included standard RSUs issued to members of the Board of Directors and employees. During the six months ended June 30, 2026, a total of 75,379 RSUs vested. The company recorded $40,041 of payroll taxes in addition to a receivable of $72,981 as additional paid-in capital.

During the six months ended June 30, 2026, the Company recognized $1,006,888 in stock-based compensation expense related to these RSU grants. This expense is included in total operating expenses in the condensed consolidated statements of operations.

Unrecognized stock-based compensation expense related to these RSUs will be recognized over the remaining vesting period, which is one year for standard RSUs. As of June 30, 2026, the total compensation expense to be recognized in future periods is $792,890 over the next seven months.

Restricted Common Stock

On November 30, 2023, the Company issued 115 shares of restricted common stock (the “Restricted Stock”) of the Company to PatentVest, Inc. (“PatentVest”) pursuant to a Restricted Stock Agreement and Consulting Services Agreement, each with PatentVest, in exchange for certain services related to the Company’s patent portfolio. The fair value of the Restricted Stock was determined to be $200,485 using the market price of the stock on the date of the issuance. The Restricted Stock is subject to a vesting schedule pursuant to the Restricted Stock Agreement and the shares may not be sold, assigned, transferred, pledged, hypothecated, disposed of or otherwise encumbered prior to becoming vested. During the three months ended March 31, 2024, the Company recorded as vested 46 shares valued at $80,000. The Restricted Stock is subject to a vesting schedule pursuant to the Restricted Stock Agreement and the shares may not be sold, assigned, transferred, pledged, hypothecated, disposed of or otherwise encumbered prior to becoming vested. No services were provided by PatentVest, Inc. in the period ended June 30, 2026.

Restricted Stock Awards

During the six months ended June 30, 2026, the Company issued 29,326 restricted stock awards in return for aggregate net proceeds of $101,175.

Note 7 - Common Stock Warrants

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

In October 2025, the Company entered into a securities purchase agreement with certain accredited investors pursuant to which the Company agreed to sell and issue to such purchasers in a private placement offering (the “2025 Private Placement”) an aggregate of 744,340 shares of common stock of the Company and/or prefunded warrants in lieu thereof and warrants to purchase shares of common stock. As part of the 2025 Private Placement, the Company issued prefunded warrants to purchase up to 364,801 shares of common stock and common stock warrants to purchase up to 1,488,680 shares of common stock at an exercise price of $6.32.

Additionally, in connection with the 2025 Private Placement, the Company issued placement agent warrants to purchase up to 44,660 shares of common stock at an exercise price of $9.47 per share. Additionally, as part of its DAT strategy, the Company issued to its investment advisor warrants to purchase an aggregate of 400,000 shares of common stock (the “Advisory Warrants”). Advisory Warrants in respect of 100,000 shares are exercisable immediately for an exercise price equal to $6.95. Advisory Warrants in respect of 300,000 shares become exercisable in the event that AUM exceeds certain thresholds within six or nine months following the closing, at exercise prices ranging from $6.95 to $7.50.

In May 2026, the Company entered into a securities purchase agreement with an accredited investor pursuant to which the Company agreed to sell and issue to such purchaser in a private placement offering (the “2026 Private Placement”) an aggregate of 578,387 shares of common stock of the Company and/or prefunded warrants in lieu thereof and warrants to purchase shares of common stock. As part of the 2026 Private Placement, the Company issued prefunded warrants to purchase up to 511,541 shares of common stock and common stock warrants to purchase up to 1,156,774 shares of common stock at an exercise price per share of $6.57. Additionally, in connection with the 2026 Private Placement, the Company issued to Lucid and its affiliates, in respect of Lucid’s services as placement agent, prefunded warrants to purchase up to 100,000 shares of common stock.

Warrant Exercises

During the six months ended June 30, 2026, no warrants were exercised.

The following table summarizes all warrant activity of the Company for the six months ended June 30, 2026:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Contractual
	Warrants	Price	Term (Years)
Balance outstanding at December 31, 2025	2,478,848	$85.38	4.58
Granted	1,768,315	4.30	5.26
Exercised	-	-	-
Forfeited	-	-	-
Expired	-	-	-
Balance outstanding at June 30, 2026	4,247,163	8.93	4.08
Exercisable at June 30, 2026	2,366,017	11.94	3.51

Common Stock Warrants

As described above in “Registered Offering” (Note 7), the Company issued 178,255 Series A Warrants and 178,255 Series B Warrants. The Company accounted for these 356,510 warrants, in the aggregate, in accordance with the guidance in ASC 815 “Derivative and Hedging” whereby under that provision the warrants do not meet the criteria for equity treatment and must be recorded as a liability. The warrants include a reverse stock split adjustment provision pursuant to which, if the lowest daily volume-weighted average price of the Company’s common stock during the specified measurement period surrounding a reverse stock split is less than the then-current exercise price, the exercise price is reduced and the number of shares underlying the warrants is increased. Because this adjustment could result in a variable number of shares based on future stock price movements and is not an input to the fair value of a fixed-for-fixed option on the Company’s own equity, the warrants are not considered indexed to the Company’s own stock under ASC 815-40-15-7 and therefore do not qualify for equity classification.

Accordingly, the Company classified the warrant instruments as a liability at fair value and adjusts the instruments to fair value each period. This liability will be re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. As of June 30, 2026 and December 31, 2025, the warrants outstanding were 178,522. During the three months ended June 30, 2026 and 2025, the Company recognized a (loss) gain of $(66,702) and $62,112, respectively, for the change in fair value of warrant liability in the statement of operations. During the six months ended June 30, 2026 and 2025, the Company recognized a (loss) gain of $(75,559) and $470,674, respectively, for the change in fair value of warrant liability in the statement of operations. As of June 30, 2026 and December 31, 2025, the warrant liability balance was $555,306 and $479,747, respectively.

Measurement

The Company’s warrant liability is measured at fair value on a recurring basis and is classified as a Level 3 fair value measurement within the fair value hierarchy established by ASC 820, Fair Value Measurement. The fair value hierarchy prioritizes the inputs used in valuation techniques into three levels, with Level 1 representing quoted prices in active markets for identical assets and liabilities, Level 2 representing observable inputs other than quoted market prices, and Level 3 representing significant unobservable inputs.

The Company utilizes a Black-Scholes option pricing model to estimate the fair value of the warrant liability at each reporting date. The valuation incorporates both observable market data and significant unobservable inputs. Significant assumptions utilized in the valuation include the expected volatility of the Company’s common stock, expected term, risk-free interest rate, expected dividend yield and the market value of the Company’s common stock. Expected volatility is estimated using the historical volatility of the Company’s common stock and, when appropriate, comparable public companies. The risk-free interest rate is based on U.S. Treasury securities with maturities commensurate with the expected term of the warrants. The Company assumes no expected dividends as it has not historically paid dividends and does not currently expect to pay dividends in the foreseeable future.

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

Input	June 30, 2026	December 31, 2025
Exercise price	$75.95	$75.95
Stock price	$5.33	$4.53
Volatility	162.5% and 114.5%	155.6% and 151.3%
Discount rate	4.15% and 3.98%	3.61% and 3.48%
Expected dividend	-	-
Expected life (years)	3.14 and 0.64	3.64 and 1.13

Because the valuation of the warrant liability requires significant management judgment and the use of unobservable inputs, the warrant liability is classified within Level 3 of the fair value hierarchy. Changes in the fair value of the warrant liability are recognized in the statements of operations in the period in which the changes occur.

The following tables present a reconciliation of changes in the Company’s Level 3 warrant liability for the three and six months ended June 30, 2026:

Ending balance, December 31, 2025	$479,747
Exercises	-
Change in fair value of warrant liability	8,857
Ending balance, March 31, 2026	488,603
Exercises	-
Change in fair value of warrant liability	66,702
Ending balance, June 30, 2026	$555,306

The following tables present a reconciliation of changes in the Company’s Level 3 warrant liability for the three and six months ended June 30, 2025:

Ending balance, December 31, 2024	$799,284
Exercises	-
Change in fair value of warrant liability	(408,562)
Ending balance, March 31, 2025	390,722
Exercises	-
Change in fair value of warrant liability	(62,112)
Ending balance, June 30, 2025	$328,610

May 2026 Private Placement Financing

On May 27, 2026, the Company entered into a Securities Purchase Agreement with a certain investor pursuant to which the Company sold shares of common stock and pre-funded warrants to purchase shares of common stock, together with accompanying common warrants, in a private placement transaction. Gross proceeds from the offering were approximately $3.8 million.

Each pre-funded warrant entitles the holder to purchase one share of the Company’s common stock at a nominal exercise price and is exercisable immediately following issuance until exercised in full. The accompanying common warrants are exercisable following the Exercisability Restriction Removal Date, as defined in the warrant agreement, and remain exercisable for a period of five years thereafter. The common warrants contain customary anti-dilution provisions and beneficial ownership limitations.

In connection with the offering, the Company also issued placement agent pre-funded warrants to the placement agent as compensation for services rendered in connection with the transaction. The placement agent pre-funded warrants were evaluated under ASC 718 and were determined to be equity-classified. The fair value of the placement agent warrants was recognized as an offering cost and recorded as a reduction of additional paid-in capital. Consistent with the Company’s accounting policy, the placement agent pre-funded warrants were not included in the allocation of proceeds between investor-issued instruments.

The Company evaluated the common stock, pre-funded warrants, investor common warrants and placement agent pre-funded warrants under ASC 480, ASC 718 and ASC 815-40 and concluded that each instrument qualified for equity classification. Accordingly, the proceeds received from investors were allocated between the common stock/pre-funded warrants and the investor common warrants using the relative fair value method. The fair value of the common stock and pre-funded warrants was based on the market price of the Company’s common stock on the issuance date, while the fair value of the investor common warrants was determined using the Black-Scholes option pricing model.

The Company’s valuation of the investor common warrants utilized assumptions including expected volatility, risk-free interest rates, expected term and dividend yield. Changes in these assumptions could result in materially different fair value estimates.

Note 8 - Digital Assets

The Company holds digital assets as part of its treasury strategy. As of December 31, 2025 and June 30, 2026, the Company’s digital asset holdings consist of HYPE tokens.

Accounting Policy

The Company accounts for its digital assets in accordance with ASC 350-60, Accounting for and Disclosure of Crypto Assets. Digital assets are measured at fair value monthly, with changes in fair value recognized in earnings.

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

During the three months ending June 30, 2026, the Company sold 37,356.6 tokens for gross proceeds of $2,235,776. The Company recognized a realized gain of $409,355, which is included in Other Income/Expense in the consolidated statements of operations. During the six months ending June 30, 2026, the Company sold 50,271.2 tokens for gross proceeds of $2,685,775. The Company recognized a realized gain of $530,940, which is included in Other Income/Expense in the consolidated statements of operations.

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

For the three months ending June 30, 2026, the Company recognized $9,700 of staking reward income, which is included in Other Income in the consolidated statements of operations. There was no staking income for the quarter ended June 30, 2025. For the six months ending June 30, 2026, the Company recognized $20,760 of staking reward income.

Digital Asset Balance

	Tokens	$
Balance at December 31, 2025	79,038.9	$2,009,960
Cost of tokens sold	(50,271.2)	(2,685,775)
Digital Asset staking compensation	561.7	20,760
Unrealized gain/(loss) from fair value measurement		2,029,068
Realized gain/(loss) from fair value measurement		530,940
Balance at June 30, 2026	29,329.4	$1,904,954

	June 30,	December 31,
	2026	2025
Digital assets at fair value	$1,904,954	$2,009,960

The Company determines the fair value of its digital assets based on quoted market prices in active markets (Level 1 inputs) as of the reporting date. The aggregate cost basis of digital assets held as of June 30, 2026 was $1,115,731.

Note 9 - Related Party Transactions

In September 2024, the Company began using IS Bookkeeping & Payroll, which is a division of Impact Solve, LLC (dba Impact Solutions) (“Impact Solutions”), an accounting and chief financial officer service firm. The Company’s Chief Financial Officer works in a part-time capacity for the Company through Impact Solutions. For the three month periods ended June 30, 2026 and June 30, 2025, Impact Solutions and IS Bookkeeping & Payroll provided services to the Company totaling $50,349 and $27,121, respectively. For the six month periods ended June 30, 2026 and June 30, 2025, Impact Solutions and IS Bookkeeping & Payroll provided services to the Company totaling $94,920 and $63,097, respectively. As of June 30, 2026, the Company had a $115 payable to Impact Solutions for reimbursement of expenses incurred on the Company’s behalf.

Note 10 - Commitments and Contingencies

Restricted Cash

In connection with the proposed merger with LHE LNG Holdings, LLC (“LHE”), the Company entered into a side letter agreement pursuant to which the Company is required to maintain approximately $3.8 million in a segregated deposit account subject to a deposit account control agreement. The side letter agreement also provides for a payment obligation to LHE under certain circumstances as specified in the agreement. The Company evaluated the payment obligation under ASC 450-20, Contingencies, and ASC 480, Distinguishing Liabilities from Equity. As of June 30, 2026, the conditions giving rise to the payment obligation had not occurred and, accordingly, the Company determined that recognition of a liability was not required. The $3.8 million held in the segregated account is presented as restricted cash on the Company’s balance sheet as of June 30, 2026.

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

The Company records the lease asset and lease liability at the present value of lease payments over the lease term. The lease typically does not provide an implicit rate; therefore, the Company uses its estimated incremental borrowing rate at the time of lease commencement to discount the present value of lease payments. The Company’s discount rate for operating leases at June 30, 2026 was 10%. Lease expense is recognized on a straight-line basis over the lease term. As a result, the Company has been recognizing rents as they become payable based on the adoption of ASC Topic 842. The weighted-average remaining lease term is 2.75 years.

As of June 30, 2026, the maturities of operating lease liabilities are as follows:

Operating
Lease
2026	86,395
2027 and beyond	407,177
Total	$493,572
Less: amount representing interest	(64,298)
Present value of future minimum lease payments	429,274
Less: current obligations under leases	(138,644)
Long-term lease obligations	$290,630

For the six months ended June 30, 2026 and 2025, the Company incurred rent expenses of $83,213 and $89,127, respectively.

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

Richard Jacroux - On August 7, 2024, the Company’s Board of Directors appointed Richard Jacroux as Chief Financial Officer. Mr. Jacroux works in a part-time capacity for the Company through Impact Solutions. Mr. Jacroux receives a base monthly fee of $8,650 plus expenses in respect of his services to the Company and any hours worked in excess of 20 hours per week are paid at a rate of $150 per hour. The Company’s needs have typically required more than the base fee, averaging $15,820 a month for the six months ending June 30, 2026.

Litigation

From time to time the Company may become a party to litigation in the normal course of business. As of June 30, 2026, there were no legal matters that management believes would have a material effect on the Company’s financial position or results of operations.

Note 11 - Segment Reporting

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three and six months ended June 30, 2026, and 2025:

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
Operating Expenses	2026	2025	2026	2025
Research and development	$233,665	$381,061	$1,010,075	$909,746
Sales and marketing	5,813	68,834	10,091	137,825
General and administrative	1,243,778	851,195	2,636,838	1,722,801
Total operating expenses	1,483,256	1,301,090	3,657,004	2,770,372

Operating loss	(1,483,256)	(1,301,090)	(3,657,004)	(2,770,372)

Other segment items (a)	1,643,200	75,178	2,505,515	508,130

Net income/(loss)	$159,944	$(1,225,912)	$(1,151,489)	$(2,262,242)

Reconciliation of net loss
Adjustments and reconciling items	-	-	-	-

Consolidated net income/(loss)	$159,944	$(1,225,912)	$(1,151,489)	$(2,262,242)

	Six Months	Six Months
	Ended	Ended
	June 30,	June 30,
Operating Expenses	2026	2025
Research and development	$1,010,075	$909,746
Sales and marketing	10,091	137,825
General and administrative	2,636,838	1,722,801
Total operating expenses	3,657,004	2,770,372

Operating loss	(3,657,004)	(2,770,372)

Other segment items (a)	2,505,515	508,130

Net loss	$(1,151,489)	$(2,262,242)

Reconciliation of net loss
Adjustments and reconciling items	-	-

Consolidated net loss	$(1,151,489)	$(2,262,242)

(a)	Other segment items included in segment loss include digital asset staking compensation, changes in fair value of digital asset, changes in warrant liability and interest income.

Note 12 - Subsequent Events

The Company evaluated subsequent events through August 14, 2026, the date these consolidated financial statements were issued, and determined that there were no material subsequent events requiring adjustment to, or disclosure in, the consolidated financial statements for the six months ended June 30, 2026, other than as described below.

On July 8, 2026, the Company received written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that the Company had regained compliance with the minimum stockholders’ equity requirement for continued listing set forth in Nasdaq Listing Rule 5550(b)(1).

Pursuant to Nasdaq Listing Rule 5815(d)(4)(A) and the Notice, the Company is subject to a Discretionary Panel Monitor for a period of one year beginning July 1, 2026. If, during the monitoring period, Nasdaq Listing Qualifications Staff determines that the Company is again out of compliance with any Nasdaq Listing Rule, the Company will not be permitted to submit a compliance plan or be afforded an otherwise applicable cure or compliance period. Instead, Nasdaq Listing Qualifications Staff will issue a delisting determination, and the Company would have the opportunity to request a new hearing before the applicable Nasdaq Hearings Panel in accordance with Nasdaq Listing Rule 5815(d)(4)(C). There can be no assurance that the Company will maintain compliance with Nasdaq’s continued listing requirements during the monitoring period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

As used in this Quarterly Report on Form 10-Q (this “Form 10-Q”), unless the context otherwise requires, the terms “we,” “us,” “our,” “ENDRA” and the “Company” refer to ENDRA Life Sciences Inc., a Delaware corporation, and its direct and indirect subsidiaries. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our historical financial statements and related notes thereto in this Form 10-Q. This Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that are intended to be covered by the “safe harbor” created by those sections. Forward-looking statements, which are based on certain assumptions and describe our future plans, strategies and expectations, can generally be identified by the use of forward-looking terms such as “believe,” “expect,” “may,” “will,” “should,” “could,” “would,” “seek,” “intend,” “plan,” “estimate,” “anticipate” or other comparable terms. All statements other than statements of historical facts included in this Form 10-Q, including those regarding our strategies, prospects, financial condition, operations, costs, plans and objectives, are forward-looking statements. Examples of forward-looking statements include, among others, statements we make regarding expectations for revenues, cash flows and financial performance, the anticipated results of our development efforts and the timing for receipt of required regulatory approvals and product launches. Forward-looking statements are neither historical facts nor assurances of future performance. Instead, they are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Our actual results and financial condition may differ materially from those indicated in, or implied by, the forward-looking statements. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following: our limited commercial experience, limited cash and history of losses; our ability to obtain adequate financing to fund our business operations in the future; our ability to achieve profitability; delays and changes in regulatory requirements, policy and guidelines, including potential delays in submitting required regulatory applications or other submissions with respect to U.S. Food and Drug Administration (“FDA”) or other regulatory agency approval; our ability to obtain and maintain required CE mark certifications and secure required FDA and other governmental approvals for our Thermo-Acoustic Enhanced Ultrasound (“TAEUS”) applications; our ability to develop any commercially feasible applications based on our TAEUS technology; market acceptance of our technology; the effect of macroeconomic conditions on our business; results of our human studies, which may be negative or inconclusive; our ability to find and maintain development partners; our reliance on third parties, collaborations, strategic alliances and licensing arrangements to complete our business strategy; the amount and nature of competition in our industry; our ability to protect our intellectual property; potential changes in the healthcare industry or third-party reimbursement practices; our ability to comply with regulation by various federal, state, local and foreign governmental agencies and to maintain necessary regulatory clearances or approvals; our ability to regain compliance with Nasdaq listing standards; our ability to successfully execute on our digital asset treasury strategy; risks related to regulatory developments regarding digital assets and digital asset markets, which could adversely affect our business, financial condition, and results of operations; the volatile and unpredictable cycles in the digital asset industry; in the accounting treatment of digital assets; our dependence on our senior management team; the consummation of the Company’s proposed merger (the “Merger”) of its subsidiary with Noble Africa LLC, a wholly-owned subsidiary of ASP Isotopes, Inc. and intermediate holding Company for Renergen Limited (“Renergen”); the outcomes of various strategies and projects undertaken by Renergen; the potential impact of laws or government regulations or policies in South Africa or elsewhere; Renergen’s future capital requirements and sources and uses of cash; Renergen’s ability to obtain funding for its operations and future growth, including debt funding for Phase 2 of the Virginia Gas Project; Renergen’s reliance on the efforts of third parties; Renergen’s ability to complete Phase 1 and 2 of the Virginia Gas Project; the financial terms of any current and future commercial arrangements; Renergen’s ability to complete certain transactions and realize anticipated benefits from acquisitions and contracts; Renergen’s ability to comply with the terms of the loan and credit facilities of Renergen’s subsidiary Tetra4; the ability of Renergen and its subsidiaries to retain and hire key personnel; the volatility of LNG and liquid helium prices; Renergen’s success in discovering, estimating and developing natural gas and helium reserves; actions of competitors or regulators; limitations in the availability of, and costs of, supplies, materials, contractors and services that may delay the drilling or completion of wells or make such wells more expensive; the amount and timing of future development costs; uncertainties inherent in estimating quantities of natural gas and helium reserves and projecting future rates of production and timing of development activities; risks relating to the lack of capital available on acceptable terms to finance Renergen’s continued growth; the competitive nature of Renergen’s industry; the risk that the conditions to the closing or consummation of the proposed transactions are not satisfied, including the failure to timely obtain approval of the proposed Merger from ENDRA stockholders, if at all; the risk that the proposed financings are not completed in a timely manner, if at all; uncertainties as to the timing of the consummation of the proposed transactions and the ability of each of ENDRA and Noble to consummate the proposed transactions; risks related to ENDRA’s continued listing on Nasdaq until closing of the proposed transactions and the combined company’s ability to remain listed following the closing of the proposed transactions; the ability to obtain debt financing on terms that are favorable, or at all; the risk that Renergen does not receive funding from the U.S. DFC or Standard Bank SA or that such funding is delayed; risks related to ENDRA’s ability to correctly estimate its respective operating expenses and its respective expenses associated with the proposed transactions, as applicable, pending the closing of the proposed transactions, as well as uncertainties regarding the impact any delay in the closing would have on the anticipated cash resources of ENDRA, and other events and unanticipated spending and costs that could reduce ENDRA’s cash resources; risks related to the failure or delay in obtaining required approvals from any governmental or quasi-governmental entity necessary to consummate the proposed transactions; the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the merger agreement; the effect of the announcement or pendency of the proposed Merger on ENDRA’s or Renergen’s business relationships, operating results and business generally; costs related to the proposed Merger; risks related to the market price of ENDRA’s common stock relative to the value suggested by the proposed Merger; the outcome of any legal proceedings that may be instituted against ENDRA, Noble or any of their respective directors, managers, or officers related to the proposed transactions; costs of the proposed transactions and unexpected costs, charges or expenses resulting from the proposed transactions; changes in regulatory requirements and government incentives; risks associated with the possible failure to realize, or that it may take longer to realize than expected, certain anticipated benefits of the proposed transactions, including with respect to future financial and operating results, legislative, regulatory, political and economic developments, and those uncertainties and factors; and the risk of involvement in litigation, including securities class action litigation, that could divert the attention of the management of ENDRA or the combined company, harm the combined company’s business and may not be sufficient for insurance coverage to cover all costs and damages; and the other risks and uncertainties described in the Risk Factors section of our Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2026, and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of this Form 10-Q. We undertake no obligation to publicly update any forward-looking statement, whether written or oral, that may be made from time to time, whether as a result of new information, future developments or otherwise.

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

Potential Merger

On June 25, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among ASP Isotopes Inc. (“ASP Isotopes”), a Delaware corporation, Noble Africa LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of ASP Isotopes (“Noble”), Renergen Limited, a company incorporated under the laws of the Republic of South Africa and a direct, wholly-owned subsidiary of ASP Isotopes (“Renergen”), the Company, and Kruger Merger Sub LLC, a Delaware limited liability company and a direct, wholly-owned subsidiary of the Company (“Merger Sub”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Noble (the “Merger”), with Noble surviving the Merger as a direct wholly-owned subsidiary of ENDRA (the “Surviving Company”).

Concurrently with the entry into the Merger Agreement, Noble entered into subscription agreements (“Subscription Agreements”) with ASP Isotopes and certain investors pursuant to which Noble agreed to sell approximately (i) 4,594,218 Class A Units of Noble and/or pre-funded warrants to purchase Class A Units of Noble (the “Pre-Funded Warrants”) to certain institutional investors and other persons and (ii) 3,054,185 Class B Units of Noble to ASP Isotopes, at a price per unit of $6.57 (or $6.57 less the Pre-Funded Warrant exercise price of $0.0001 for the Pre-Funded Warrants), for aggregate gross proceeds to Noble of approximately $50 million (the “Noble Investment”). Pursuant to the Subscription Agreements, the Noble Investment shall close immediately prior to the Merger.

Additionally, prior to the effective time of the Merger (the “Effective Time”), ASP Isotopes will contribute all of its equity interest in Renergen to Noble in exchange for 55,500,000 of Noble’s Class B Units (the “Contribution”). The shares of Class B Common Stock (as defined below) received by ASP Isotopes upon conversion of the Class B Units in connection with the Merger will entitle ASP Isotopes to 10 votes per share on all matters submitted to a vote of the stockholders of the Company.

Subject to the terms and conditions of the Merger Agreement, at the Effective Time, all of the units of Merger Sub outstanding immediately prior to the Effective Time shall be converted into and become units of the Surviving Company (“Surviving Company Units”) and ENDRA shall be admitted as the sole member of the Surviving Company as the holder of all Surviving Company Units. Additionally, at the Effective Time, (i) each Class A Unit of Noble outstanding immediately prior to the Effective Time (other than any units of Noble held by ENDRA, Merger Sub, Noble or any of their respective subsidiaries (the “Excluded Company Units”), which shall be automatically cancelled), by virtue of the Merger, shall be converted into the right to receive one share of Class A Common Stock (as defined below), as adjusted for the Reverse Stock Split (as defined below), if applicable, (ii) each Class B Unit of Noble outstanding immediately prior to the Effective Time (other than any Excluded Company Units), by virtue of the Merger, shall be converted into the right to receive one share of Class B Common Stock (as defined below) as adjusted for the Reverse Stock Split (as defined below), if applicable and (iii) each Pre-Funded Warrant that is outstanding and unexercised immediately prior to the Effective Time, will be converted into and become a warrant to purchase Class A Common Stock, and ENDRA shall assume the terms of the Pre-Funded Warrant by which such Pre-Funded Warrant is evidenced (with changes to such documents as ASP Isotopes and ENDRA mutually agree are appropriate to reflect the substitution of the Pre-Funded Warrant by ENDRA to purchase shares of Class A Common Stock). Pursuant to the A&R Certificate of Incorporation (as defined below), at the Effective Time, each share of our common stock issued and outstanding or held as treasury stock immediately prior to the Effective Time shall, automatically and without further action by any stockholder, be reclassified as one share of Class A Common Stock.

About Renergen

Renergen is a South African energy company focused on the development and commercialization of helium and liquefied natural gas (“LNG”) resources. Through its operating platform, Renergen is positioned around the production of specialty gases and cleaner energy products that are expected to serve high-demand industrial, technology, medical, aerospace, semiconductor, and energy markets. It provides services that include:

●	Helium Production and Supply: Development of helium resources designed to address supply needs for a scarce, strategically important gas used in medical imaging, semiconductor manufacturing, aerospace, fiber optics, leak detection, and advanced research applications.

●	Liquefied Natural Gas: Production and commercialization of LNG for customers seeking cleaner-burning energy alternatives, including applications in transportation, industrial operations, and distributed energy markets.

●	Strategic Resource Development: Advancement of gas reserves that include helium concentrations intended to provide exposure to markets characterized by constrained global supply, mission-critical end uses, and growing demand from high-technology and energy-transition sectors.

Renergen believes its resource base and operating strategy can position it to participate in attractive end markets for helium and LNG. Helium’s limited global supply, specialized logistics requirements, and use in critical applications create potential commercial opportunities for producers with scalable production and offtake capabilities. Renergen’s LNG operations are expected to complement its helium strategy by supporting monetization of natural gas resources while serving customers seeking reliable and lower-emission fuel alternatives.

The foregoing description of the proposed Merger does not purport to be complete. Please refer to the Company’s Current Report on Form 8-K, filed with the SEC on June 26, 2026.

Financial Operations Overview

Revenue

No revenue has been generated by our TAEUS technology, which we have not commercially sold as of June 30, 2026.

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

The preparation of the Company’s consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities, revenues and expenses, and related disclosures. Management evaluates its estimates and judgments on an ongoing basis based on historical experience and other factors believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Digital Assets

The Company’s accounting for digital assets requires management to make judgments regarding the recognition, measurement and presentation of its digital asset activities. The Company measures digital assets within the scope of ASC 350-60 at fair value based on quoted market prices in active markets and recognizes changes in fair value in earnings. Management also maintains records of the cost basis and disposition of digital assets and evaluates transactions involving digital assets, including staking rewards, to determine the appropriate timing and presentation of amounts recognized in the consolidated financial statements. Changes in market conditions, the availability of observable market data, or the nature of the Company’s digital asset activities could affect the amounts recognized and disclosed in future periods.

Going Concern

Management evaluates whether conditions and events, considered in the aggregate, raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date the consolidated financial statements are issued. This assessment requires significant judgment regarding, among other matters, the Company’s current liquidity, expected operating expenditures, ability to raise additional capital, access to restricted cash, compliance with Nasdaq continued listing requirements, and the timing and outcome of strategic transactions. Actual results may differ from management’s assumptions and could affect the Company’s conclusions regarding its ability to continue as a going concern.

Classification of Private Placement Securities

In connection with the Company’s 2026 private placement, management evaluated the terms of the securities issued to determine their appropriate classification within stockholders’ equity, temporary equity or liabilities under applicable U.S. GAAP. This evaluation requires judgment regarding the contractual terms of the instruments, including redemption, settlement and other rights of the holders, and whether such provisions are within the Company’s control. Changes in facts or circumstances, or the interpretation of contractual provisions, could affect the classification and presentation of these instruments in future periods.

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

Share-based Compensation

The Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan”) permits the grant of stock options and other share-based awards to its employees, consultants and non-employee members of the board of directors. Each January 1 the pool of shares available for issuance under the Omnibus Plan automatically increases by an amount equal to the lesser of (i) the number of shares necessary such that the aggregate number of shares available under the Omnibus Plan equals 25% of the number of fully-diluted outstanding shares on the increase date (assuming the conversion of all outstanding shares of preferred stock and other outstanding convertible securities and exercise of all outstanding options and warrants to purchase shares) and (ii) if the board of directors takes action to set a lower amount, the amount determined by the board. On January 1, 2025, the pool of shares issuable under the Omnibus Plan automatically increased by 178,033. In addition, on December 9, 2025, the stockholders of ENDRA Life Sciences Inc. (the “Company”) approved the Second Amendment to the Company’s 2016 Omnibus Incentive Plan (the “Omnibus Plan Amendment”) at the 2025 Annual Meeting of the Company’s Stockholders (the “Annual Meeting”). That Amendment increased the pool of shares available for issuance by 3,200,000 shares of common stock. Due to these increases, the pool of shares issuable under the Omnibus Plan shares increased from 1,738 shares to 3,379,771 shares as of December 31, 2025. In light of the increase effected by the Omnibus Plan Amendment, no automatic increase to the pool was effected as of January 1, 2026. As of June 30, 2026, there were 3,019,525 shares of common stock remaining available for issuance under the Omnibus Plan.

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

Results of Operations

Three months ended June 30, 2026 and 2025

Revenue

We had no revenue during the three months ended June 30, 2026 and 2025.

Cost of Goods Sold

We had no cost of goods sold during the three months ended June 30, 2026 and 2025.

Research and Development

Research and development expenses were $233,665 for the three months ended June 30, 2026, as compared to $381,061 for the three months ended June 30, 2025, a decrease of $147,396, or 39%. The costs include primarily wages, fees, equipment and third-party costs for the development of our TAEUS product line. Research and development expenses decreased from the prior year as we complete development of our initial TAEUS product.

Sales and Marketing

Sales and marketing expenses were $5,813 for the three months ended June 30, 2026, as compared to $68,834 for the three months ended June 30, 2025, a decrease of $63,021, or 92%. The costs include primarily headcount and pre-selling activities for our TAEUS product line. Sales and marketing expenses decreased largely due to continued reductions in expenses resulting from our restructuring in the second quarter of 2024 and first quarter of 2026. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the three months ended June 30, 2026 were $1,243,778, compared to $851,195 for the three months ended June 30, 2025, an increase of $392,583, or 46%. Our wage and related expenses for the three months ended June 30, 2026 were 337,240, compared to $239,866 for the three months ended June 30, 2025. Wage and related expenses in the three months ended June 30, 2026 included $228,429 of stock compensation expense related to the issuance and vesting of options and RSUs for the three months ended June 30, 2026. Our professional fees, which include legal, audit, and investor relations, for the three months ended June 30, 2026 were $721,203, compared to $413,954 for the three months ended June 30, 2025.

Other Income

Other income of $1,643,200 for the three months ended June 30, 2026 was primarily due to changes in fair value of warrant liability and digital assets. Other income was $75,178 for the three months ended June 30, 2025, an increase of $1,568,022, or 2086%, due to changes in fair value of warrant liability and digital assets. For the three months ended June 30, 2026, there were changes in fair value of warrant liability of $(66,702),changes in fair value of digital assets of $1,700,247, and digital asset staking compensation of $9,700.

Net Loss

As a result of the foregoing, for the three months ended June 30, 2026, we recorded a net income of $159,944, compared to a net loss of $1,225,912 for the three months ended June 30, 2025.

Six months ended June 30, 2026 and 2025

Revenue

We had no revenue during the six months ended June 30, 2026 and 2025.

Cost of Goods Sold

We had no cost of goods sold during the six months ended June 30, 2026 and 2025.

Research and Development

Research and development expenses were $1,010,075 for the six months ended June 30, 2026, as compared to $909,746 for the six months ended June 30, 2025, an increase of $100,329, or 11%. The costs include primarily wages, fees, equipment and third-party costs for the development of our TAEUS product line. Research and development expenses increased from the prior year as we completed development of our initial TAEUS product and began focusing our spending on clinical trials and commercialization of the product that has been developed during the first quarter.

Sales and Marketing

Sales and marketing expenses were $10,091 for the six months ended June 30, 2026, as compared to $137,825 for the six months ended June 30, 2025, a decrease of $127,734, or 93%. The costs include primarily headcount and pre-selling activities for our TAEUS product line. Sales and marketing expenses decreased largely due to our restructuring in the second quarter of 2024. Currently, our marketing efforts are through our website and attendance of key industry meetings.

General and Administrative

Our general and administrative expenses for the six months ended June 30, 2026 were $2,636,838, compared to $1,722,801 for the six months ended June 30, 2025, an increase of $914,037, or 53%. Our wage and related expenses for the six months ended June 30, 2026 were $1,116,364, compared to $482,576 for the six months ended June 30, 2025. Wage and related expenses in the six months ended June 30, 2026 included $1,116,352 of stock compensation expense related to the issuance and vesting of options and RSUs for the six months ended June 30, 2026. Our professional fees, which include legal, audit, and investor relations, for the six months ended June 30, 2026 were $1,138,434, compared to $719,815 for the six months ended June 30, 2025.

Other Income

Other income was $2,505,515 for the six months ended June 30, 2026, compared to other income of $508,130 for the six months ended June 30, 2025, an increase of $1,997,385, or 393%, due to change in fair value of digital assets and warrant liability. For the six months ended June 30, 2026, there were changes in fair value of warrant liability of $(75,559),changes in fair value of digital assets of $2,560,008, and digital asset staking compensation of $20,760.

Net Loss

As a result of the foregoing, for the six months ended June 30, 2026, we recorded a net loss of $1,151,489, compared to a net loss of $2,262,242 for the six months ended June 30, 2025.

Near-Term Liquidity and Capital Resources

We are experiencing financial and operating challenges. Since inception, we have incurred losses and expect to continue to incur losses for the foreseeable future. As of June 30, 2026, we had an accumulated deficit of $111,616,998 and had $5,539,946 in cash, approximately $3.8 million of which is subject to restrictions on use pursuant to a deposit account control agreement acceptable to the Company and LHE LNG Holdings, LLC (the “Purchaser”), an affiliate of ASP Isoptopes Inc. (as described below). To date we have funded our operations through private and public sales of our securities and will need to raise additional funds in order to execute on our business plan, fully commercialize our TAEUS technology, and generate revenues. In the six months ended June 30, 2026, we implemented cost reduction measures, including a reduction in headcount and prioritization of development activities over clinical ones, to extend our operating runway and focus resources on product improvements and regulatory strategy for our TAEUS liver application. These actions are expected to impact the timing of certain development activities, including delaying the timing of a future De Novo submission to the FDA relating to our TAEUS liver application.

Additionally, in March 2026, we announced that the Board had initiated a process to evaluate a range of strategic alternatives, which ultimately resulted in the Company entering into the Merger Agreement.

In connection with negotiations of the Merger Agreement and, in light of the Company’s pending hearing before a Nasdaq panel regarding the Company’s deficiency in stockholders’ equity relative to the minimum $2.5 million required by Nasdaq Rules, on May 27, 2026, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with the Purchaser pursuant to which the Company agreed to sell and issue securities to the Purchaser for aggregate gross proceeds of $3.8 million (the “2026 Private Placement”). Concurrent with the entry into the Securities Purchase Agreement, the Company and the Purchaser entered into a side letter agreement (the “Side Letter Agreement”), pursuant to which the Company may be required to return all or a portion of the $3.8 million received in the 2026 Private Placement (the “Payment Obligation”). Additionally, pursuant to the Side Letter Agreement, until the earlier of the closing of the Merger or the payment of the Payment Obligation, the Company is required to maintain a cash balance equal to or greater than $3.8 million in a segregated bank account, with spending of such cash balance subject to a deposit control agreement that is mutually acceptable to the Company and the Purchaser. Please see the Company’s Current Report on Form 8-K filed with the SEC on May 28, 2026 for more details regarding the 2026 Private Placement and Side Letter Agreement.

As of June 30, 2026, we had approximately $5.5 million in cash and cash equivalents, of which $3.8 million is restricted cash. We expect to incur significant costs in connection with the Merger, even if the Merger is ultimately not consummated, including legal and professional services costs related to filing a registration statement with the SEC and obtaining stockholder approval.

We anticipate that our cash position is sufficient to fund our operations at least through the anticipated closing of the proposed Merger. However, management believes that without the closing of the Merger, given our current cash position and forecasted negative cash flows from operating activities over the next twelve months, there is substantial doubt about our ability to continue as a going concern after the date that is one year from the date that these financial statements are issued.

If we do not consummate the Merger, we may be required to return all or a portion of the proceeds from the May 2026 Private Placement to LHE and we would need additional capital to allow us to continue to execute our clinical trials and commercialization plans through 2026 and beyond. If we do not consummate the Merger, we will consider additional potential financing options that may be available to us, including sales of our common stock through our at-the-market sales program (the “ATM Program”) with Lucid Capital Markets, LLC (“Lucid”), which are limited due to registration statement rules relating to public float. Except for the ATM Program, we have no commitments to obtain any additional funds, and there can be no assurance funds will be available in sufficient amounts or on acceptable terms. If we are unable to obtain sufficient additional financing in a timely fashion and on terms acceptable to us, our financial condition and results of operations may be materially adversely affected and we may not be able to continue operations or execute our stated commercialization plan.

The consolidated financial statements included in this Form 10-Q have been prepared assuming we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As reflected in the accompanying consolidated financial statements, during the six months ended June 30, 2026, we incurred net losses of $1,151,489 and used cash in operations of $2,047,210. In light of our cash balance as of June 30, 2026, if we do not consummate the Merger, we will need to raise additional capital in order to fund operations through the next twelve months, and prior to any ability to fund operations from revenue generated from the sale of our products. The financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Operating Activities

During the six months ended June 30, 2026, we used $2,047,210 of cash in operating activities primarily as a result of our net loss of $1,151,489, offset by share-based compensation of $1,116,355, amortization of right of use assets of 61,232, depreciation expense of $17,648, change in fair value of warrant liability of $75,559, digital asset staking compensation of $(20,760), change in fair value of digital assets of $(2,560,008) and net changes in operating assets and liabilities of $487,234.

During the six months ended June 30, 2025, we used $2,406,844 of cash in operating activities primarily as a result of our net loss of $2,262,242, offset by share-based compensation of $171,809, amortization of right of use assets of $55,231, depreciation expense of $23,142, change in fair value of warrant liability of $(470,674), and net changes in operating assets and liabilities of $75,890.

Investing Activities

During the six months ended June 30, 2026, we used $18,670 in investing activities related to purchases of fixed assets and received $2,685,775 in proceeds from the sale of digital intangible assets. During the six months ended June 30, 2025, we used $17,280 in investing activities related to purchases of fixed assets.

Financing Activities

During the six months ended June 30, 2026, our financing activities provided $4,157,686 in proceeds from issuances of common stock. During the six months ended June 30, 2025, our financing activities provided $1,003,218 in proceeds from issuances of common stock.

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

It is possible that we will not achieve the progress that we expect because the actual costs and timing of completing the development and regulatory approvals for a new medical device are difficult to predict and are subject to substantial risks and delays. We have no committed external sources of funds except for our ATM Program with Lucid, the use of which may be limited due to registration statement rules relating to public float. Our existing cash will not be sufficient for us to complete the commercialization of our TAEUS application, or to complete the development of any other TAEUS application and we will need to raise substantial additional capital for those purposes. As a result, if we do not consummate the Merger, we will need to finance our future cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements or other financing alternatives. Our forecast of our financial resources is a forward-looking statement and involves risks and uncertainties, and actual results could vary as a result of a number of factors, including the factors discussed in the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2025. We have based this estimate on assumptions that may prove to be wrong, and we could utilize our available capital resources sooner than we currently expect.

Until we can generate a sufficient amount of revenue from our TAEUS platform applications, if ever, if we do not consummate the Merger, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements. Additional funds may not be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available, we may be required to cease the operation of our business. To the extent that we raise additional funds by issuing equity securities, our stockholders may experience additional dilution, and debt financing, if available, may involve restrictive covenants. To the extent that we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or applications or grant licenses on terms that may not be favorable to us. We may seek to access the public or private capital markets whenever conditions are favorable, even if we do not have an immediate need for additional capital at that time.

Off-Balance Sheet Transactions

At June 30, 2026, the Company did not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosure About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-Q, management performed, with the participation of our principal executive officer and principal financial officer, an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures. Based on the evaluation, our principal executive officer and principal financial officer concluded that, as of June 30, 2026, our disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. We identified the following material weakness as of June 30, 2026: insufficient personnel resources within the accounting function to segregate the duties over financial transaction processing and reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting or in other factors that could affect these controls during the six months ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Other than as set forth below, there have been no material changes to our Risk Factors as therein previously reported.

Risks Related to the Merger

The Merger is subject to conditions, including approval by ENDRA’s stockholders, that are outside the Merger parties’ control, and the Merger may not be completed.

The completion of the Merger is subject to the satisfaction or waiver of a number of conditions, many of which are outside the control of the parties. These conditions include, among others, the approval of the Merger and certain related proposals (the “ENDRA Stockholder Matters”) by our stockholders at a special meeting of our stockholders (the “ENDRA Special Meeting”), the effectiveness of the registration statement on Form S-4 registering the shares of Class A Common Stock and Class B Common Stock of the Company to be issued in connection with the Merger, the approval for listing of the Class A Common Stock and Class B Common Stock to be issued as Merger consideration on Nasdaq, the Company having an amount of cash equal to or greater than $3.8 million (as may be modified by written agreement of the parties to the Merger Agreement), the receipt by Noble Africa of the proceeds of the approximately $50 million Noble Investment, ASP Isotopes having effected the contribution of its equity interests in Renergen to Noble Africa and Noble Africa’s receipt of the written consent of the U.S. International Development Finance Corporation as required under the finance agreement with a subsidiary of Renergen. There can be no assurance that these conditions will be satisfied or waived on a timely basis, if at all, or that the Merger will be completed on the terms contemplated by the Merger Agreement or at all.

Failure to complete the Merger could adversely affect the Company and the market price of our common stock.

If the Merger is not completed, our business may be adversely affected subject to a number of risks, including that the market price of our common stock may decline to the extent that the current market price reflects an assumption that the Merger will be completed, that the parties will have incurred significant costs that must be paid regardless of whether the Merger is completed, and that management’s attention will have been diverted from ongoing business operations. Either the Company or Noble Africa may terminate the Merger Agreement if the Merger has not been completed by December 31, 2026, or upon the occurrence of certain other events, including the failure of our stockholders to approve the ENDRA Stockholder Matters at the ENDRA Special Meeting.

Pursuant to the Side Letter Agreement, if the Merger is not consummated due to any decision of the Company not to continue pursuing the Merger, the Company is obligated to pay an amount equal to the 2026 Private Placement Purchase Price less the fair market value of the shares of common stock and/or prefunded warrants purchased by the Purchaser in the 2026 Private Placement based, subject to certain exceptions, on a 10-day volume weighted average price of the shares determined at the time of such repayment.

The announcement and pendency of the Merger may disrupt our business and divert the attention of management.

The announcement and pendency of the Merger, whether or not it is completed, may have an adverse effect on our business relationships, operating results and businesses generally. Uncertainty about the effect of the Merger on employees, customers, suppliers, lenders and other third parties may impair the parties’ ability to attract, retain and motivate key personnel, to maintain relationships with customers and financing sources, and to pursue their respective business strategies. In addition, the pendency of the Merger may divert the attention of management from the parties’ day-to-day operations and the pursuit of other opportunities that could have been beneficial to the parties.

The Company, Noble Africa and Renergen will incur significant transaction-related costs in connection with the Merger.

The Company, Noble Africa and Renergen have incurred, and expect to continue to incur, significant costs, expenses and fees in connection with the Merger and the related transactions, including financial advisory, legal, accounting, filing and printing fees. Many of these costs are payable regardless of whether the Merger is completed. These costs could adversely affect our financial condition and results of operations following the Merger, whether or not the Merger is not completed.

The Merger Agreement contains provisions that limit our ability to pursue alternative transactions.

Each of the Company, Renergen, ASP Isotopes and Noble Africa has agreed, subject to certain exceptions, not to directly or indirectly solicit, initiate or knowingly encourage alternative acquisition proposals, or to enter into discussions concerning, or provide confidential information in connection with, any unsolicited alternative acquisition proposals. The Company may furnish information and engage in discussions with a person that has made an unsolicited, bona fide written acquisition proposal only if our Board of Directors determines in good faith, after consultation with outside counsel, that the proposal would reasonably be expected to constitute a superior proposal and that failing to do so would be inconsistent with its fiduciary duties. These provisions could discourage a third party that might have an interest in an alternative transaction from proposing or pursuing such a transaction, even one that might be more favorable to our stockholders.

Lawsuits may be filed against the parties to the Merger Agreement challenging the Merger, and an adverse judgment could prevent or delay its completion.

Lawsuits may be filed against the Company, Noble Africa, Renergen, ASP Isotopes or their respective directors and officers in connection with the Merger. Such actions may seek, among other things, to enjoin the completion of the Merger. The defense or settlement of any such lawsuit or claim could delay or prevent the completion of the Merger, divert the attention of management and result in significant costs, any of which could adversely affect the business, financial condition and results of operations of the parties and the Company, and insurance may not be sufficient to cover all associated costs and damages.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026.

Item 6. Exhibits

Exhibit
Number	Description
2.1	Agreement and Plan of Merger, dated as of June 25, 2026, by and among ENDRA Life Sciences Inc., Kruger Merger Sub LLC, Renergen Limited, Noble Africa LLC and ASP Isotopes Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 26, 2026)
3.1	Fourth Amended and Restated Certificate of Incorporation of the Company, as amended [Restated for SEC filing purposes only] (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed on March 31, 2026)
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form S-1 (File No. 333-214724), as amended, originally filed on November 21, 2016)
4.1	Form of Common Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 28, 2026)
4.2	Form of Prefunded Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 28, 2026)
10.1	Form of Securities Purchase Agreement, dated as of May 27, 2026, between ENDRA Life Sciences Inc, and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 28, 2026)
31.1	Certification of Periodic Report by Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.2	Certification of Periodic Report by Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14a and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32.1	Certification of Periodic Report by Principal Executive Officer and Principal Financial Officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (furnished herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENDRA LIFE SCIENCES INC.

Date: August 14, 2026	By:	/s/ Alexander Tokman
Alexander Tokman
Chief Executive Officer and Chairman
(Principal Executive Officer)

ENDRA LIFE SCIENCES INC.

Date: August 14, 2026	By:	/s/ Richard Jacroux
Richard Jacroux
Chief Financial Officer
(Principal Financial and Accounting Officer)